Form 10-Q
period 1996-03-31
CASINO MAGIC CORP
filed 1996-05-15
CIK 891105

==============================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.   20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1996
                                    --------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from       -         to        -
                                    ---------------    ---------------

                        Commission file number 0-20712

                              CASINO MAGIC CORP.
                           ------------------------
            (Exact name of registrant as specified in its charter)

                  MINNESOTA                        64-0817483
              -----------------                 ----------------
        (State or other jurisdiction of         (I.R.S. Employer
         incorporation or organization)        Identification No.)

               711 CASINO MAGIC DRIVE, BAY ST. LOUIS, MS   39520
               -------------------------------------------------
              (Address of principal executive offices) (Zip Code)

                               (601) 467-9257
                             ------------------
             (Registrant's telephone  number, including area code)

                               NOT APPLICABLE
                             ------------------
             (Former name, former address and former fiscal year,
                       if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes   X      No
                                   -----       -----

Indicate the number of shares outstanding of the issuer's classes of common stock, as of the latest practicable date.

         35,423,333 shares common stock outstanding as of May 14, 1996

=============================================================================

                       CASINO MAGIC CORP. AND SUBSIDIARIES

                                     INDEX

PART I           FINANCIAL INFORMATION                               PAGE NO.

    Item 1.      Financial Statements.

                 Condensed Consolidated Statements of Operations -
                   For the three months ended
                   March 31, 1996 and 1995..............................    1

                 Condensed Consolidated Balance Sheets -
                   March 31, 1996 and December 31, 1995.................    2

                 Condensed Consolidated Statements of Cash Flows -
                   For the three months ended
                   March 31, 1996 and 1995..............................    3

                 Notes to Condensed Consolidated Financial Statements...  4-5

    Item 2.      Management's Discussion and Analysis of Financial
                   Condition and Results of Operations.................. 6-10

PART II          OTHER INFORMATION

    Item 1.      Legal Proceedings......................................   11

    Item 2.      Changes in Securities..................................   11

    Item 3.      Default Upon Senior Securities.........................   11

    Item 4.      Submission of Matters to a Vote of Security Holders....   11

    Item 5.      Other Information......................................   11

    Item 6.      Exhibits and Reports on Form 8-K.......................   11

                 SIGNATURES.............................................   12

                         PART I - FINANCIAL INFORMATION

                       CASINO MAGIC CORP. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                        Three months ended
                                                             March 31,
                                                    -------------------------
                                                        1996          1995
                                                    -----------   -----------
REVENUES:
  Casino                                           $ 39,759,682  $ 40,970,786
  Food and beverage                                   1,551,836     1,409,385
  Rooms                                                 437,683       534,325
  Royalty and management fees                           924,528            --
  Other operating income                                450,838       254,314
                                                    -----------   -----------
                                                     43,124,567    43,168,810
                                                    -----------   -----------
COSTS AND EXPENSES:
  Casino                                             16,392,180    17,041,586
  Food and beverage                                   2,289,047     1,523,819
  Rooms                                                 418,219       322,651
  Other operating costs and expenses                    472,990       353,329
  Advertising and marketing                           4,818,083     6,046,682
  General and administrative                          5,415,591     6,121,154
  Property operation, maintenance and energy cost     1,544,054     1,604,733
  Rents, property taxes and insurance                 1,461,782     1,408,086
  Development expenses                                  500,261       603,708
  Preopening expenses                                        --       183,690
  Depreciation and amortization                       4,247,227     3,204,837
                                                    -----------   -----------
                                                     37,559,434    38,414,275
                                                    -----------   -----------

INCOME FROM OPERATIONS                                5,565,133     4,754,535
                                                    -----------   -----------
OTHER (INCOME) EXPENSE:
  Equity income from unconsolidated casino
    operations                                         (663,095)           --
  Interest expense, net                               3,820,515     3,891,351
  Other                                                  55,750       197,056
                                                    -----------   -----------
                                                      3,213,170     4,088,407
                                                    -----------   -----------

INCOME BEFORE INCOME TAXES:                           2,351,963       666,128

INCOME TAXES                                            708,289       344,567
                                                    -----------   -----------
NET INCOME                                         $  1,643,674  $    321,561
                                                    ===========   ===========
NET INCOME PER COMMON SHARE:
  Primary                                          $        .05  $        .01
                                                    ===========   ===========
  Fully-diluted                                    $        .05  $        .01
                                                    ===========   ===========
Average shares and equivalents outstanding:
  Primary                                            36,181,329    33,331,729*
                                                    ===========   ===========
  Fully-diluted                                      36,414,089   33,445,275**
                                                    ===========   ===========
*  Corrected; previously reported as 33,913,256
** Corrected; previously reported as 33,915,218

            See notes to condensed consolidated financial statements.

                       CASINO MAGIC CORP. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                    ASSETS

                                                      March 31,  December 31,
                                                        1996         1995(*)
                                                    -----------   -----------
                                                    (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                        $ 31,855,452  $ 30,755,698
  Other current assets                               18,133,209    17,325,354
                                                    -----------   -----------

    Total current assets                             49,988,661    48,081,052
                                                    -----------   -----------

PROPERTY AND EQUIPMENT, NET                         169,752,078   169,791,757
                                                    -----------   -----------

OTHER LONG-TERM ASSETS                               51,491,962    50,558,033
                                                    -----------   -----------

                                                   $271,232,701  $268,430,842
                                                    ===========   ===========


                     LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES                                  31,366,188    32,170,741
                                                    -----------   -----------

OTHER LONG-TERM LIABILITIES                           7,483,535     4,241,325
                                                    -----------   -----------

LONG-TERM DEBT, NET OF CURRENT MATURITIES           135,598,880   136,840,010
                                                    -----------   -----------

SHAREHOLDERS' EQUITY:
  Common stock, $0.01 par, 50,000,000 shares
    authorized, 35,279,564 issued and outstanding
    at March 31, 1996 and outstanding at
    December 31, 1995                                   352,796       352,796
  Undesignated stock, 2,500,000 shares authorized,
    none issued                                              --            --
  Additional paid-in capital                         66,082,527    66,087,413
  Retained earnings                                  30,719,959    29,076,285
  Currency translation adjustments                     (280,765)     (224,195)
  Less unearned compensation                            (90,419)     (113,533)
                                                    -----------   -----------

    Total shareholders' equity                       96,784,098    95,178,766
                                                    -----------   -----------
                                                   $271,232,701  $268,430,842
                                                    ===========   ===========

            See notes to condensed consolidated financial statements.

* Derived from audited financial statements

                       CASINO MAGIC CORP. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                        Three months ended
                                                             March 31,
                                                    -------------------------
                                                        1996          1995
                                                    -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                       $  1,643,674  $    321,561
  Adjustments for non-cash charges                    3,922,188     3,927,508
  Changes in assets and liabilities                    (654,469)    3,777,922
                                                    -----------   -----------
     Net cash provided by operating activities        4,911,393     8,026,991
                                                    -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions of property and equipment             (4,289,339)   (2,488,806)
  Decrease in marketable securities                          --     9,244,233
  Other, net                                           (377,979)     (803,070)
                                                    -----------   -----------
     Net cash provided by (used in)
        investing activities                         (4,667,318)    5,952,357
                                                    -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on notes payable
    and long-term debt                                 (575,634)     (851,991)
  Net proceeds from sale of common stock                     --     8,354,987
  Other, net                                          1,431,313        21,000
                                                    -----------   -----------
     Net cash provided by financing activities          855,679     7,523,996
                                                    -----------   -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS             1,099,754    21,503,344
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD       30,755,698    20,486,068
                                                    -----------   -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD           $ 31,855,452  $ 41,989,412
                                                    ===========   ===========

                       SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid during the period for:
  Interest (net of amount capitalized)             $   (115,391) $    (39,025)
  Income taxes (net of refunds)                              --    (2,920,789)

Supplemental schedule of non-cash investing and financing activities:
Property and equipment and other asset
  acquisitions included in accounts and
  construction payable and accrued expenses             103,754        84,940
Reclassification of long-term liabilities to
  accrued expenses                                           --     5,195,000

            See notes to condensed consolidated financial statements.

                       CASINO MAGIC CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (Information with respect to the Three Months Ended
                    March 31, 1996 and 1995 is Unaudited)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     ORGANIZATION AND BASIS OF PRESENTATION:

The consolidated financial statements include the accounts of Casino Magic Corp. and its wholly-owned subsidiaries ("the Company"). All significant intercompany accounts and transactions have been eliminated. Investments in unconsolidated affiliates are accounted for using the equity method of accounting.

The Company conducts casino gaming operations in Bay Saint Louis, Mississippi, Biloxi, Mississippi, Deadwood, South Dakota, in the Argentina Province of Neuquen in the cities of Neuquen City and San Martin de los Andes, and through a jointly owned company in Porto Carras, Greece. The Company manages one casino facility in Xanthi, Greece. Additionally, Casino Magic is actively pursuing gaming opportunities in other jurisdictions.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.

The accompanying unaudited consolidated financial statements contain all adjustments which are, in the opinion of management, necessary for a fair statement of the results of the interim periods. The results of operations for the interim periods are not indicative of results of operations for an entire year.

It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

Certain reclassifications have been made to 1995 amounts to conform with the March 31, 1996 presentation.


2.   OPTIONS AND LAND DEPOSITS:

The Company, in the normal course of business, acquires options and makes land deposits in markets where gaming has not yet been approved or the Company has not been issued a license to operate. Such costs are capitalized and are classified as options and land deposits. Prior to January 1, 1996, the Company expensed such amounts previously capitalized at the earlier of their indicated impairment or the expiration of the option or deposit period. As of January 1, 1996, the Company began amortizing amounts capitalized for such options and deposits over their related terms, while still subjecting capitalized amounts to appropriate impairment tests. This change was made to recognize the speculative nature of these options and deposits and the declining utility over time as the option period shortens and gaming has not been approved or a license to operate has not been obtained. At March 31, 1996, the cumulative effect of this change in accounting policy was not significant and therefore, the cumulative effect of this change in accounting method has not been recorded in the March 31, 1996, financial statements of the Company.

3.   SUBSEQUENT EVENTS:

In February 1996, Jefferson Casino Corporation ("Jefferson") and C-M of Louisiana, Inc. ("CMLI"), two wholly-owned subsidiaries of Casino Magic Corp. (the "Purchasers"), entered into an agreement to purchase Crescent City Capital Development Corp. ("Crescent City"), a wholly-owned subsidiary of Capital Gaming International, Inc. for approximately $56.5 million, $15,000,000 in cash, $35,000,000 in notes and $6,500,000 by the assumption of liabilities. Crescent City, which was subject of a reorganization under Chapter 11 of the U.S. Bankruptcy Code, owns the Crescent City Queen, a casino riverboat and a license to conduct riverboat gaming operations in Louisiana. The agreement was contingent upon the approval of the Louisiana State Police, and the Louisiana Riverboat Gaming Commission and confirmation of the plan of reorganization by the U.S. Bankruptcy Court. As of April 30, 1996, the Purchasers had received all of the necessary approvals and

                       CASINO MAGIC CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (Information with respect to the Three Months Ended
                    March 31, 1996 and 1995 is Unaudited)

3.   SUBSEQUENT EVENTS (CONTINUED):

confirmation for the transfer of the ownership of Crescent City and the relocation of its gaming license to Bossier City, Louisiana, and the purchase of Crescent City was consummated on May 13, 1996. The Purchasers will not succeed to any of the business activities of Crescent City.

In October 1995, the Company acquired approximately 20 acres of land in Bossier City, Louisiana in exchange for shares of the Company's Common Stock through the acquisition of two corporations. One of the acquired companies, Coastal Land of Florida, Inc. ("Coastal"), was the lessee of the Bossier City property. The acquisition agreement for Coastal included two supplemental agreements which gave two affiliates of the sole shareholder of Coastal (the "Shareholder") the rights to receive 2% of net gaming revenues of any casino entity operating on the Bossier City property and to acquire an equity interest of up to 25% of any casino entity operating on the Bossier City property.

In May 1996, the Company, Jefferson, the Shareholder and the two affiliates of Shareholder entered into an agreement where the Shareholder and his affiliates agreed to sell to Jefferson the rights under the two agreements discussed above for cash of $550,000 and a promissory note issued by CMLI and Jefferson in the principal amount of $6,800,000, bearing interest at the rate of 5.8% per annum. The first payment of $800,000 plus accrued interest under the note is due 30 days after the Company opens a casino at Bossier City, Louisiana. Thereafter, the note requires 58 consecutive monthly payments of $118,873.
The cost to acquire the rights under the agreements will be considered as additional land acquisition cost. The note is subordinate to the indebtness of Crescent City under the $35,000,000 in notes issued as part of the purchase price of Crescent City.

                       CASINO MAGIC CORP. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussions regarding proposed Company developments and operations included in "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" contain forward looking statements that involve a number of risks and uncertainties. These proposed developments and operations include: (i) completion of the golf course at Casino Magic-BSL in the Fall of 1996; (ii) completion of a hotel in 1997, and repositioning of the gaming facility, at Casino Magic-Biloxi; (iii) receipt of approximately $9 million in fees, dividends and loan repayments from the Company's Porto Carras operation; and (iv) the Company's ability to fund planned developments and debt service obligations over the next twelve months with currently available cash and marketable securities, and with cash flow from operations. In addition to the risks and uncertainties discussed below, other factors that could cause actual results to differ materially are detailed from time to time in the Company's reports filed with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated certain operating information for the Company on a consolidated basis and for its existing properties. The principal operating entities are Mardi Gras Casino Corp. ("Casino Magic-BSL") and Biloxi Casino Corp. ("Casino Magic-Biloxi") both dockside casinos operating on the Gulf Coast of Mississippi (together referred to collectively as the "Casino Magic-Gulf Coast") and Casino Magic-Neuquen SA, which operates gaming facilities at two casino sites in Neuquen and San Martin de los Andes, Argentina. The Company also owns a 49% interest in Porto Carras Casino S.A. ("Porto Carras") which manages a casino at the Porto Carras resort approximately 60 miles south of Thesseloniki, Greece.

                                                     Quarter ended March 31,
                                                     (Dollars in Thousands)
                                                    -------------------------
                                                        1996          1995
                                                    -----------   -----------
Revenues:
  Casino Magic-BSL (1)............................ $     21,044  $     22,192
  Casino Magic-Biloxi (2).........................       16,833        18,298
  Casino Magic-Neuquen (3)........................        3,944         2,246
  Corporate and Other (4).........................        1,304           433
                                                    -----------   -----------
    Total revenues................................       43,125        43,169

Costs and expenses:
  Casino Magic-BSL................................       16,234        17,382
  Casino Magic-Biloxi.............................       14,133        14,826
  Casino Magic-Neuquen............................        3,183         2,664
  Corporate and Other.............................        4,009         3,542
                                                    -----------   -----------
    Total costs and expenses......................       37,559        38,414

EBITDA:
  Casino Magic-BSL................................        6,266         6,287
  Casino Magic-Biloxi.............................        4,123         4,843
  Casino Magic-Neuquen............................        1,058          (167)
  Corporate and Other.............................       (1,634)       (3,003)
                                                    -----------   -----------
    Total EBITDA..................................        9,813         7,960

Income (loss) from operations:
  Casino Magic-BSL................................        4,810         4,810
  Casino Magic-Biloxi.............................        2,700         3,472
  Casino Magic-Neuquen............................          761          (418)
  Corporate and Other.............................       (2,706)       (3,109)
                                                    -----------   -----------
    Total income from operations.................. $      5,565  $      4,755
                                                    ===========   ===========

  (1) Began operations September 30, 1992; expanded casino capacity
      December 31, 1992.
  (2) Began operations June 5, 1993; expanded casino capacity
      December 16, 1993.
  (3) Began operations on January 1, 1995.
  (4) Includes management fees and royalty fees from Porto Carras which began operations May 18, 1995. Equity in earnings with respect to Porto Carras is reported as non-operating income.

                       CASINO MAGIC CORP. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (CONTINUED):

Consolidated gaming revenues decreased $1.2 million or 3.0% to $39.8 million in the first quarter of 1996 compared to $41.0 million in the first quarter of 1995. The decrease in gaming revenues is reflective of intensified competition on the Gulf Coast which is a major market for Casino Magic-Gulf Coast. The decrease in gaming revenues from Casino Magic-Gulf Coast was partially offset by increased gaming revenues of $1.5 million at Casino Magic-Neuquen and $0.9 million in royalty and management fees.

Operating costs and expenses decreased $0.9 million from $38.4 million in the first quarter of 1995 to $37.6 million in the first quarter of 1996. Advertising and marketing expenses decreased $1.2 million or 20.3% in the first quarter of 1996 as compared to the same period in 1995. The majority of this decrease is a result of the Company reducing its emphasis on its air charter program in the Gulf Coast. Casino expenses decreased $0.6 million from $17.0 million in the first quarter of 1995 to $16.4 million in 1996.
This decrease is the result of cost reduction policies which began in 1995. Food and beverage expenses increased to $2.3 million in the first quarter of 1996 from $1.5 million in the first quarter in 1995. This increase is attributable to increased activity at Casino Magic-Neuquen and market share competition at Casino Magic-Gulf Coast. General and administrative expenses decreased $0.7 million or 11.5% in the first quarter of 1996 as compared to the same period in 1995. This decline is a result of cost cutting measures implemented in early 1996, including the elimination of several corporate officer positions. Depreciation increased $1.0 million from $3.2 million in the first quarter of 1995 to $4.2 million in 1996. This increase is due to the addition of the inn at Casino Magic-BSL, the addition of other tangible depreciable property, amortization of the concession agreement for Casino Magic-Neuquen and amortization of investment costs in excess of equity interest in Porto Carras Casino SA.

Earnings before income taxes, depreciation and amortization (EBITDA) increased $1.9 million or 23.3% in the first quarter of 1996 as compared to the same period in 1995. The increase in EBITDA is attributable to increased revenues at Casino Magic-Neuquen and increased royalty and management fees. Royalty and management fees are generated at substantially lower costs than revenues from owned properties and therefore have a greater impact on EBITDA.

Income from operations increased $0.8 million, or 17%, to $5.6 million in the first quarter of 1996 compared to $4.8 in the first quarter last year. Operating margin (income from operations as a percentage of revenues) grew from 11.0% to 12.9% over the comparative periods. Casino Magic-BSL's operating margin grew from 21.7% to 22.9%, and Casino Magic-Biloxi's operating margin decreased from 19.0% to 16.0%. The increased margin at Casino Magic-BSL is due to cost cutting measures, and the decrease at Casino Magic-Biloxi is due to lower revenues from increased competition.

Other (income) expense (non-operating income and expense) decreased $0.9 million over the comparative quarters. The decrease reflects increased income from Porto Carras Casino SA, a jointly owned company accounted for using the equity method of accounting.

The Company had net income of $1.6 million or $0.05 per share in the current year first quarter compared to net income of $0.3 million or $0.01 per share in the first quarter of the preceding year. The increase in net income between periods is reflective of the expanding operations of the Company and cost cutting measures implemented.

                       CASINO MAGIC CORP. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1996, the Company had cash and marketable securities of $31.9 million compared to cash and marketable securities of $30.8 million at December 31, 1995. For the quarter ended March 31, 1996, the Company generated $4.9 million cash flow from operating activities and received $1.4 million of proceeds from the issuance of a long term note payable. The Company spent $4.4 million for acquisitions of property, equipment and other long-term assets during the quarter and reduced long term debt by $0.6 million.

The Company expended approximately $2.5 million in capital improvements at its two existing Mississippi properties during the quarter. The Company is currently constructing the 18-hole golf course at the Casino Magic-BSL property with an expected completion in Fall 1996. The Company has made significant investments in property and equipment, plans additional investments at its existing Gulf Coast properties and is pursuing gaming opportunities outside of Mississippi primarily in Indiana and Louisiana.

In early 1996, the Company, through a wholly-owned subsidiary, entered into a consulting agreement with Sisseton-Wahpeton Dakota Nation ("Sisseton"). The agreement specifies that the Company will provide consulting services to Sisseton during the development and opening of a hotel and casino facility, on Tribal land, for a fee payable after the opening of the facility. The agreement also specifies that the Company will provide consulting services to Sisseton after the opening of the facility for a period of two years and includes unlimited one year extensions. The fee for these services is based on gross revenues of the hotel and casino facility. This agreement replaces all previous agreements entered into between the Company and Sisseton except for a loan agreement. The loan agreement requires the Company to loan Sisseton up to $5 million, interest free, until the opening of the facility. The loan is secured by the revenues generated by current gaming operations conducted by Sisseton. Through April 1996, the Company had loaned to Sisseton $3.8 million.

The Company plans to construct a hotel at Casino Magic-Biloxi on top of the eight-story parking garage adjacent to the casino that will consist of approximately 250 rooms. In addition, the Company plans to reposition the floating gaming facility at Casino Magic-Biloxi and provide it with a new facade. These projects have an estimated cost of between $20 to $25 million. Construction is scheduled to begin in 1996 and completion is estimated for 1997. Construction costs are anticipated to be funded out of the cash flow of the Company.

In February 1996, the Company and two of its wholly owned subsidiaries (such subsidiaries hereafter referred to as the "Purchasers") entered into an agreement to purchase the Crescent City, a subsidiary of Capital Gaming International, Inc., for $50 million plus the assumption of up to $6.5 million in equipment liabilities. The Purchasers will pay $15 million in cash at closing and will cause Crescent City to issue $35 million of 11.5% secured, three year notes. Crescent City, which was the subject of a plan of reorganization under Chapter 11 of the U.S. Bankruptcy Code, owns the Crescent City Queen, a casino riverboat, and a license to conduct riverboat gaming operations in Louisiana. The agreement was contingent upon approval of the Louisiana State Police, the Louisiana Riverboat Gaming Commission, and the U.S. Bankruptcy Court. As of April 30, 1996, the Company received confirmation of the plan of reorganization and all necessary approvals for the transfer of ownership of Crescent City and the relocation of its gaming license to Bossier City. The purchase of Crescent City was consummated on May 13, 1996. The Purchasers will not succeed to any of the business activities of Crescent City. The Company plans to utilize Crescent City's gaming license in Bossier City, Louisiana, where it currently owns 20 acres of land. It is anticipated that the additional funding needed to complete the project will be obtained through several sources, including a joint venture partner, short term financing, the cash flow from the Bossier City project and anticipated cash flow from existing operations. Because the Crescent City Queen is not suitable for use at the Bossier City site the

                       CASINO MAGIC CORP. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED):

Company intends to use the Crescent City Queen in Crawford County Indiana, if the Company is awarded an Indiana gaming license. However, if the Company is unsuccessful in obtaining a gaming license in Indiana the Crescent City will be sold and the proceeds will be used to assist in the funding of the Bossier City gaming site. The Company anticipates having a determination on the Indiana gaming license by mid-1996.

The State of Louisiana will hold a referendum on continuing gaming on November 11, 1996. The referendum will be in a menu format giving the voters to option to accept or reject, individually, various forms of gaming including riverboat gaming. If riverboat gaming is rejected, the Crescent City gaming license will have a 4 year and 10 month life beginning from the first day of gaming operations.

The Company's plans for the Bossier City site are divided into two phases.
The pre-local option referendum construction plan includes 30,000 square feet of floating dockside casino space that will have approximately 1,000 slots and 60 table games. The plan also includes 1,500 parking spaces together with an entertainment and food and beverage pavilion. The post-local option referendum plans, assuming a favorable outcome, include the construction of a 60,000 square feet entertainment facility and a 400-room convention hotel. Opening of phase I is anticipated during 1996.

In May 1995, the Company entered into an agreement with Lakes Regional Greyhound Park ("LRGP"). Under the terms of the agreement the parties intend to form an entity to pursue a gaming development at LRGP's pari-mutual track in Belmont, New Hampshire. The entity will be equally owned by the Company and LRGP and the Company will manage gaming operations. Under the agreement the Company is obligated to provide up to $4 million in funding to the entity, of which the payment of $3 million is subject to certain contingencies, including the passage of legislation permitting gaming at racetracks in New Hampshire.

At March 31, 1996, the Company has on its balance sheet $2.8 million which was paid for options to purchase land. The options expire at various times through the year 2000. The exercise price to purchase the underlying properties which are due to expire in 1997 is $1.3 million, and beyond 1997 is $15 million.

The Company, through a wholly-owned subsidiary, holds a 49% equity interest in a joint venture ("Porto Carras") with Touristiki Georgiki Exagogiki SA ("TGE") to operate a casino in Porto Carras, Greece. Porto Carras leases an existing 450 room resort hotel and constructed an American-style gaming facility in the hotel. The Company manages the hotel and casino for a fee equal to 2.5% of hotel gross revenues and 10% of casino net operating income. The Company also receives a royalty of 2% of casino gross revenues. The Company anticipates receiving approximately $9 million from Porto Carras in fees, dividends and loan repayments in 1996, of which $2.4 million has been received through April 1996. The Company believes that it will have no competition until the fall of 1996, when a casino facility is expected to open in Thessaloniki, Greece. It is anticipated that the opening of a competing casino in Thessaloniki will affect Porto Carras' revenues. The extent of this likely decline cannot be determined at this time. However, management is taking operational measures to reduce this impact by developing Porto Carras as a year-round destination resort for Europe and developing strong player loyalty in northern Greece.
The Company has invested equity of approximately $17.3 million in Porto
Carras.

The Company entered into a memorandum of understanding with TGE to purchase the remaining 51% interest in Porto Carras and certain property, including hotels, marina, golf course and other amenities (collectively the "Property") at the casino location for approximately $75 million. This memorandum of understanding expired on March 31, 1996. The Company has no intention of entering into another agreement to purchase the Property.

                       CASINO MAGIC CORP. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED):

The Company commenced operations in 1995 outside the United States becoming subject to certain risks including foreign currency exchange, repatriation of earnings and profits, and adverse foreign tax treatment. In addition, the Company will incur the general business risk associated with operating in foreign countries where culture and business practices may vary significantly from that in the United States. Such risks could have a material impact on the operating results and liquidity of the Company.

The Company will have a significant need for cash in 1996 and beyond in order to continue its planned pursuit of gaming opportunities and the continued development of its existing properties. The Company believes that cash and marketable securities at March 31, 1996, together with cash flows from operations, will be sufficient to service its operating and debt service requirements, including the completion of the golf course at Casino Magic-BSL, the hotel at Casino Magic-Biloxi and the expansion into the Bossier City, Louisiana market through, at least, the next twelve months, but are not sufficient to reposition and renovate the Casino Magic-Biloxi gaming facility or to engage in any other development activities, without additional debt or equity financing. Under the terms of an indenture, Casino Magic Corp., Mardi Gras Casino Corp., Biloxi Casino Corp. and Casino Magic Finance Corp. have certain restrictions relative to additional borrowings and guarantees. Although there are no assurances that the Company will be able to raise additional debt or equity financing on acceptable terms, the Company believes it possesses the ability to raise such additional financing to develop the Company's planned gaming properties if the need arises.

                       CASINO MAGIC CORP. AND SUBSIDIARIES

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     Reference is made to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 on file with the Securities and Exchange Commission. During the quarter ended March 31, 1996, the Company was not a party to any newly instituted legal proceedings and there have been no material developments during such period to existing legal proceedings.

ITEM 2.  CHANGES IN SECURITIES

     None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

     None.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits

         10.1 Agreement dated May 3, 1996 between Mark G. George, Stuart Capital Corporation, Southeast Gaming Corporation, Casino Magic Corp., and Jefferson Casino Corp. for purchase of Gaming Fee and Option Agreement.

         10.2 Promissory Note dated May 3, 1996 between Jefferson Casino Corporation, C-M of Louisiana, Inc. and Mark G. George.

         10.3 Release dated May 3, 1996 by Mark G. George of Gaming Fee and Option Agreement.

         10.4 Subordination Agreement dated May 3, 1996 between Jefferson Casino Corporation, C-M of Louisiana, Inc. and Mark G. George.

         18. Letter from Arthur Andersen LLP regarding change in accounting principle or practice.

         27.   Financial Data Schedule (filed electronically only)

     (b) Reports on Form 8-K:

         None.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       CASINO MAGIC CORP.
                                       Registrant


Date:  May 14, 1996                              JAMES E. ERNST
     ----------------                  --------------------------------------
                                       James E. Ernst, President
                                       and Chief Executive Officer


Date:  May 14, 1996                               JAY S. OSMAN
     ----------------                  --------------------------------------
                                       Jay S. Osman, Chief Financial Officer
                                       and Treasurer (principal financial
                                       and accounting officer)

                             CASINO MAGIC CORP.
       Quarterly Report on Form 10-Q for the Period Ended March 31, 1996

                             INDEX TO EXHIBITS
Exhibit
Number                                                                 Page

  10.1 Agreement dated May 3, 1996 between Mark G. George, Stuart Capital Corporation, Southeast Gaming Corporation, Casino Magic Corp., and Jefferson Casino Corp. for purchase of Gaming Fee and Option Agreement.

  10.2 Promissory Note dated May 3, 1996 between Jefferson Casino Corporation, C-M of Louisiana, Inc. and Mark G. George.

  10.3 Release dated May 3, 1996 by Mark G. George of Gaming Fee and Option Agreement.

  10.4 Subordination Agreement dated May 3, 1996 between Jefferson Casino Corporation, C-M of Louisiana, Inc. and Mark G. George.

  18. Letter from Arthur Andersen LLP regarding change in accounting principle or practice.

  27.   Financial Data Schedule (filed electronically only)