Form 10-Q
period 1996-06-30
CASINO MAGIC CORP
filed 1996-08-14
CIK 891105

==============================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.   20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1996
                                    --------------

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

       35,435,333 shares common stock outstanding as of August 12, 1996

=============================================================================

                       CASINO MAGIC CORP. AND SUBSIDIARIES

                                     INDEX

PART I           FINANCIAL INFORMATION                               PAGE NO.

    Item 1.      Financial Statements.

                 Condensed Consolidated Statements of Operations -
                   For the six months ended
                   June 30, 1996 and 1995...............................    1

                 Condensed Consolidated Statements of Operations -
                   For the three months ended
                   June 30, 1996 and 1995...............................    2

                 Condensed Consolidated Balance Sheets -
                   June 30, 1996 and December 31, 1995..................    3

                 Condensed Consolidated Statements of Cash Flows -
                   For the six months ended
                   June 30, 1996 and 1995...............................    4

                 Notes to Condensed Consolidated Financial Statements... 5-11

    Item 2.      Management's Discussion and Analysis of Financial
                   Condition and Results of Operations..................12-20

PART II          OTHER INFORMATION

    Item 1.      Legal Proceedings......................................   21

    Item 2.      Changes in Securities..................................   21

    Item 3.      Default Upon Senior Securities.........................   21

    Item 4.      Submission of Matters to a Vote of Security Holders....   21

    Item 5.      Other Information......................................   22

    Item 6.      Exhibits and Reports on Form 8-K.......................   22

                 SIGNATURES.............................................   23

                       PART I - FINANCIAL INFORMATION

                     CASINO MAGIC CORP. AND SUBSIDIARIES

               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
     (UNAUDITED)


                                                              SIX  MONTHS  ENDED
                                                                   JUNE 30,
                                                              1996          1995
REVENUES:
     Casino                                            $78,274,563   $83,438,475
     Food and beverage                                   3,178,715     2,953,295
     Rooms                                                 937,566     1,213,762
     Royalty and management fees                         2,130,007       296,149
     Other operating income                                971,824       452,197
                                                       ------------  ------------
          Total revenues                                85,492,675    88,353,878
                                                       ------------  ------------
COSTS AND EXPENSES:
     Casino                                             33,042,439    35,003,192
     Food and beverage                                   3,532,947     3,241,033
     Rooms                                                 531,431       645,081
     Other operating costs and expenses                  1,161,721       645,975
     Advertising and marketing                           9,922,912    12,428,365
     General and administrative                          9,866,081    12,623,028
     Property operation, maintenance and energy cost     3,136,380     3,333,855
     Rents, property taxes and insurance                 2,886,585     2,825,962
     Development expenses                                  989,724     1,127,296
     Preopening expenses                                        --     2,399,355
     Depreciation and amortization                       8,384,449     6,672,475
                                                       ------------  ------------

          Total costs and expenses                      73,454,669    80,945,617
                                                       ------------  ------------

INCOME FROM OPERATIONS                                  12,038,006     7,408,261
                                                       ------------  ------------
OTHER (INCOME) EXPENSE:
     Equity (income) loss from unconsolidated
          casino operations                               (593,249)    1,683,365
     Interest expense, net                               7,709,976     7,683,951
     Other                                                 112,982      (367,034)
                                                       ------------  ------------

          Total other expense                            7,229,709     9,000,282
                                                       ------------  ------------

INCOME (LOSS) BEFORE INCOME TAXES:                       4,808,297    (1,592,021)

INCOME TAX EXPENSE (BENEFIT)                             1,504,872      (316,916)
                                                       ------------  ------------

NET INCOME (LOSS)                                      $ 3,303,425   $(1,275,105)
                                                       ============  ============

NET INCOME (LOSS) PER COMMON SHARE:
     Primary                                           $       .09   $      (.04)
                                                       ============  ============
     Fully-diluted                                     $       .09   $      (.04)
                                                       ============  ============
AVERAGE SHARES AND EQUIVALENTS OUTSTANDING:
     Primary                                            36,526,938    33,813,882
                                                       ============  ============
     Fully-diluted                                      36,648,715    31,956,989
                                                       ============  ============


          SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                     CASINO MAGIC CORP. AND SUBSIDIARIES

               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
     (UNAUDITED)


                                                            THREE  MONTHS  ENDED
                                                                   JUNE 30,
                                                                1996         1995
REVENUES:
     Casino                                              $38,514,881  $42,467,689
     Food and beverage                                     1,626,879    1,543,910
     Rooms                                                   499,883      679,437
     Royalty and management fees                           1,205,479      296,149
     Other operating income                                  520,986      197,883
                                                         -----------  ------------

          Total revenues                                  42,368,108   45,185,068
                                                         -----------  ------------

COSTS AND EXPENSES:
     Casino                                               16,642,453   17,961,606
     Food and beverage                                     1,251,708    1,717,214
     Rooms                                                   269,871      322,430
     Other operating costs and expenses                      571,940      292,646
     Advertising and marketing                             5,104,770    6,381,683
     General and administrative                            4,410,679    6,501,874
     Property operation, maintenance and energy cost       1,592,326    1,729,122
     Rents, property taxes and insurance                   1,424,803    1,417,876
     Development expenses                                    489,463      523,588
     Preopening expenses                                          --    2,215,665
     Depreciation and amortization                         4,137,222    3,467,638
                                                         -----------  ------------

          Total costs and expenses                        35,895,235   42,531,342
                                                         -----------  ------------

INCOME FROM OPERATIONS                                     6,472,873    2,653,726
                                                         -----------  ------------

OTHER (INCOME) EXPENSE:
     Equity loss from unconsolidated casino operations        69,846    1,683,365
     Interest expense, net                                 3,889,461    3,792,600
     Other                                                    57,232     (564,090)
                                                         -----------  ------------

          Total other expense                              4,016,539    4,911,875
                                                         -----------  ------------

INCOME (LOSS) BEFORE INCOME TAXES:                         2,456,334   (2,258,149)

INCOME TAX EXPENSE (BENEFIT)                                 796,583     (661,483)
                                                         -----------  ------------

NET INCOME (LOSS)                                        $ 1,659,751  $(1,596,666)
                                                         ===========  ============

NET INCOME (LOSS) PER COMMON SHARE:
     Primary                                             $       .05  $      (.05)
                                                         ===========  ============
     Fully-diluted                                       $       .05  $      (.05)
                                                         ===========  ============
AVERAGE SHARES AND EQUIVALENTS OUTSTANDING:
     Primary                                              36,872,546   32,624,736
                                                         ===========  ============
     Fully-diluted                                        36,883,341   32,624,736
                                                         ===========  ============



          SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                     CASINO MAGIC CORP. AND SUBSIDIARIES

                    CONDENSED CONSOLIDATED BALANCE SHEETS

                                   ASSETS

                                                          JUNE  30,    DECEMBER  31,
                                                            1996          1995 (*)
                                                         (UNAUDITED)

CURRENT ASSETS:
     Cash and cash equivalents                          $ 11,958,171   $ 30,755,698
     Other current assets                                 19,595,029     17,325,354
                                                        -------------  -------------

          Total current assets                            31,553,200     48,081,052
                                                        -------------  -------------

PROPERTY AND EQUIPMENT, NET                              218,227,870    169,791,757
                                                        -------------  -------------

OTHER LONG-TERM ASSETS:
     Investment in unconsolidated subsidiaries            18,060,197     18,574,859
     Deferred gaming license cost                         16,214,011             --
     Foreign casino concession agreement, net              9,963,398     10,437,845
     Other long-term assets                               23,330,829     21,545,329
                                                        -------------  -------------

          Total other long-term assets                    67,568,435     50,558,033
                                                        -------------  -------------

                                                        $317,349,505   $268,430,842
                                                        =============  =============


                     LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES                                       29,091,433     32,170,741
                                                        -------------  -------------

OTHER LONG-TERM LIABILITIES                                7,319,124      4,241,325
                                                        -------------  -------------

LONG-TERM DEBT, NET OF CURRENT MATURITIES                182,364,183    136,840,010
                                                        -------------  -------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
     Common stock, $0.01 par, 50,000,000 shares
          authorized, 35,423,333 issued and
          outstanding at June 30, 1996 and 35,279,564
          issued and outstanding at December 31, 1995        354,233        352,796
     Undesignated stock, 2,500,000 shares
          authorized, none issued                                 --             --
     Additional paid-in capital                           66,345,305     66,087,413
     Retained earnings                                    32,379,710     29,076,285
     Currency translation adjustments                       (303,023)      (224,195)
     Less unearned compensation                             (201,460)      (113,533)
                                                        -------------  -------------

          Total shareholders' equity                      98,574,765     95,178,766
                                                        -------------  -------------

                                                        $317,349,505   $268,430,842
                                                        =============  =============



          SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

* DERIVED FROM AUDITED FINANCIAL STATEMENTS

                      CASINO MAGIC CORP. AND SUBSIDIARIES

               CONDENSED CONSOLIDATED STATEMENTS OF CASH  FLOWS
                                (UNAUDITED)


                                                             SIX  MONTHS  ENDED
                                                                  JUNE  30,
                                                             1996          1995

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                  $  3,303,425   $(1,275,105)
     Adjustments for non-cash charges                      8,596,273    11,006,118
     Changes in assets and liabilities                    (6,720,168)   (6,907,213)
                                                        -------------  ------------
          NET CASH PROVIDED BY OPERATING ACTIVITIES        5,179,530     2,823,800
                                                        -------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisitions of property and equipment               (9,217,492)   (3,930,080)
     Acquisition of gaming license                       (15,000,000)           --
     Investments in unconsolidated subsidiaries                   --    (7,616,542)
     Decrease in marketable securities                            --    10,250,000
     Other, net                                             (108,099)   (1,654,461)
                                                        -------------  ------------
          NET CASH USED IN  INVESTING ACTIVITIES         (24,325,591)   (2,951,083)
                                                        -------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of long-term debt              4,343,749            --
     Principal payments on notes payable
          and long-term debt                              (4,118,606)   (2,457,491)
     Net proceeds from sale of common stock                       --     8,310,411
     Other                                                   123,391       312,293
                                                        -------------  ------------
          NET CASH PROVIDED BY FINANCING ACTIVITIES          348,534     6,165,213
                                                        -------------  ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS     (18,797,527)    6,037,930

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD            30,755,698    20,486,068
                                                        -------------  ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                $ 11,958,171   $26,523,998
                                                        =============  ============


SUPPLEMENTAL CASH FLOW INFORMATION

CASH PAID DURING THE PERIOD FOR:
     Interest (net of amount capitalized)               $  7,197,402   $ 7,665,034
     Income taxes (net of refunds)                                --    (1,920,789)

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
     Property and equipment and other asset
         acquisitions included in accounts and
         construction payable and accrued expenses         1,198,172            --
     Property and equipment financed with long-term debt  46,416,570            --
     Gaming license acquisition financed
          with long-term debt                              1,042,070            --
     Common stock granted to officers                        135,938            --
     Reclassification of long-term liabilities
          to accrued expenses                                250,000     7,210,000
     Acquisition of securities available-for-sale
          through sale of subsidiary                       1,198,052            --

          SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                     CASINO MAGIC CORP. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         (INFORMATION WITH RESPECT TO THE THREE AND SIX MONTHS ENDED
                     JUNE 30, 1996 AND 1995 IS UNAUDITED)

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

The Company conducts casino gaming operations in Bay St. Louis, Mississippi, Biloxi, Mississippi, in the Argentina Province of Neuqu n in the cities of Neuqu n City and San Mart n de los Andes, and through a jointly owned company in Porto Carras, Greece. The Company manages one casino facility in Xanthi, Greece. Additionally, Casino Magic is actively pursuing gaming opportunities in other jurisdictions, including Louisiana where the Company intends to open a gaming facility in September 1996.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.

The accompanying unaudited condensed consolidated financial statements contain all adjustments which are, in the opinion of management, necessary for a fair statement of the results of the interim periods. The results of operations for the interim periods are not indicative of results of operations for an entire year.

It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

Certain reclassifications have been made to 1995 amounts to conform with the June 30, 1996 presentation.

ACTIVITIES  OF  THE  COMPANY:
Casino Magic of Louisiana Corp. ("Louisiana Corp."), holds a license to operate riverboat gaming activities (referred to as Casino Magic-Bossier City) in Bossier City Louisiana. The Company intends to begin operations in Bossier City, Louisiana, in September 1996. Jefferson Casino Corporation ("Jefferson Corp.") currently holds title to a 20 acre parcel of land in Bossier City, Louisiana. The Company intends to transfer this property to Louisiana Corp. and to use this property in connection with the development of Casino Magic-Bossier City.

CERTAIN  SIGNIFICANT  RISKS  AND  UNCERTAINTIES:
Gaming regulation licensing. The Company has gaming operations in the United States and abroad that depends on the continued licensability or qualification of the Company and subsidiaries that hold gaming licenses in various jurisdictions. Such licensing and qualifications are reviewed and require renewal periodically by the gaming authorities in those jurisdictions. Competition. The gaming industry is extremely competitive and the Company faces competition from existing and proposed gaming operations in both the United States, specifically on the Mississippi Gulf Coast where the Company's two major casino facilities are located, and abroad. The Company's new property scheduled to open in the Fall 1996 will face competition from three existing and proposed gaming operations in the Bossier City/Shreveport, Louisiana, area.

Substantial leverage and ability to service debt. Following the consummation of the anticipated debt offering related to Casino Magic-Bossier City of $115,000,000 aggregate principal amount of first mortgage notes non-recourse to the parent (see Note 6), the Company will be highly leveraged, with substantial debt service in addition to construction and operating expenses.

                     CASINO MAGIC CORP. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         (INFORMATION WITH RESPECT TO THE THREE AND SIX MONTHS ENDED
                     JUNE 30, 1996 AND 1995 IS UNAUDITED)

1.          SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED):

CERTAIN  SIGNIFICANT  RISKS  AND  UNCERTAINTIES  (CONTINUED):
Construction risks. Any construction project entails significant construction risks, including, but not limited to, cost overruns, delays in receipt of governmental approvals, shortages of materials or skilled labor, labor disputes, unforeseen environmental or engineering problems, work stoppages, fire and other natural disasters, construction scheduling problems and weather interferences, any of which, if it occurred, could delay construction or result in a substantial increase in costs to the Company. Such risks may be compounded by the Company's decision to construct Casino Magic-Bossier City on an accelerated schedule.

Referendum regarding continuation of legalized gaming in Louisiana.  The State
of  Louisiana  will  hold  a  referendum  on  November  5,  1996.    On  a
parish-by-parish basis, the referendum will give the voters in each parish where gaming, including riverboat gaming, is now authorized the option to accept or reject, individually, each of the various forms of gaming, including riverboat gaming, now authorized by law to be conducted in such parish. If the voters reject riverboat gaming in the parish where the Company intends to operate , the Company's Louisiana gaming license will remain in effect for approximately four years and ten months, beginning on the first day of gaming operations at Casino Magic-Bossier City without chance of renewal.

Foreign  operations.    The  Company  has  investments  and  net  assets  of
approximately $38.2 million in gaming operations outside of the United States which are subject to risks associated with the distance of these casino facilities from the Company's executive offices, the stability of the relevant government and local economy, regulations imposed by a foreign government, the continued ability to repatriate cash, and currency exchange issues.

Severe weather. The Mississippi Gulf Coast is subject to severe weather, including hurricanes. Severe weather could cause damage to one or both of the Company's Mississippi casino facilities. The Company maintains insurance against casualty losses resulting from severe weather, and against business interruption. Such insurance may not adequately compensate the Company for loss of profits resulting from severe weather.

Pervasiveness of estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.          PROPERTY  AND  EQUIPMENT:
Property  and  equipment  consists  of  the  following:

                                    JUNE 30,    DECEMBER 31,
                                     1996            1995
                                 (UNAUDITED)



Land and improvements          $  65,312,247   $ 58,018,386
Buildings and improvements        41,521,987     41,672,748
Barges and improvements           34,775,702     35,973,068
Crescent City Riverboat           30,650,576             --
Leasehold improvements               367,447      1,362,141
Furniture and equipment           65,928,065     54,916,169
Construction in progress          14,888,522      8,424,425
                               --------------  -------------

                                 253,444,546    200,366,937
Less accumulated depreciation    (35,216,676)   (30,575,180)
                               --------------  -------------

                               $ 218,227,870   $169,791,757
                               ==============  =============

                     CASINO MAGIC CORP. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         (INFORMATION WITH RESPECT TO THE THREE AND SIX MONTHS ENDED
                     JUNE 30, 1996 AND 1995 IS UNAUDITED)

2.          PROPERTY  AND  EQUIPMENT  (CONTINUED):

In May 1996, Casino Magic, through its wholly-owned subsidiary, Jefferson Corp. acquired Crescent City Capital Development Corporation ("Crescent City"), for $50 million plus the assumption of up to $5.7 million in equipment liabilities. Jefferson Corp. paid $15 million in cash at closing and caused Crescent City to issue $35 million of 11.5% secured, three year notes ("Louisiana Notes"). Crescent City, which was the subject of a plan of reorganization under Chapter 11 of the U.S. Bankruptcy Code, owns the Crescent City Queen riverboat ("Crescent City Riverboat"), gaming and related equipment, surveillance equipment and a license to conduct riverboat gaming
operations  in  Louisiana.    Crescent  City  emerged  from  the  Bankruptcy
proceedings as Casino Magic of Louisiana, Corp. ("Louisiana Corp.") The balances associated with the costs of the Crescent City Riverboat, gaming license (shown under other assets) and various gaming equipment are comprised of the cost to acquire Louisiana Corp., additional costs incurred to operate and maintain the Crescent City Riverboat and capitalized interest. The acquisition of Crescent City by Jefferson Corp. was accounted for as a purchase. Management believes that the financial position and operating results of Crescent City prior to the acquisition are not meaningful and are therefore not presented because Jefferson will be operating in a different market, with a different vessel and facility, different management and a different name and marketing theme.

The Crescent City Riverboat is stated at its estimated fair value. The allocation of the fair value of the acquired assets are subject to revisions within a one-year period from the date of acquisition based on subsequent events in accordance with the principles of purchase accounting.

The Crescent City Riverboat is currently being used to store Louisiana Corp.'s gaming equipment and is located in a shipyard in Morgan City, Louisiana. Louisiana Corp. anticipates selling or leasing the Crescent City Riverboat.

Interest is capitalized during construction at the Company's weighted average interest rate. Interest is also capitalized on deferred gaming license cost (shown under other assets) as the license is an integral part of the riverboat casino and entertainment complex under development. For the period from May 13, 1996 through June 30, 1996, approximately $428,000 and $172,000 of interest cost was capitalized related to property and equipment and deferred gaming license cost, respectively.

3.          OTHER  ASSETS:
Included  under  other  assets  is  "Deferred  gaming license cost."  Deferred gaming license costs represent the estimated fair value of the Louisiana gaming license, an asset acquired in conjunction with the purchase of Crescent City. This cost will be amortized on a straight-line basis over the life of the license.

                     CASINO MAGIC CORP. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         (INFORMATION WITH RESPECT TO THE THREE AND SIX MONTHS ENDED
                     JUNE 30, 1996 AND 1995 IS UNAUDITED)

4.          LONG-TERM  DEBT:
Long-term debt, including capital lease obligations, consists of the following:


                                                 JUNE  30,   DECEMBER  31,
                                                    1996           1995
                                                (UNAUDITED)

Notes payable, bank (a)                       $   5,430,703   $  2,765,423
Notes payable, equipment (b)                      3,973,024             --
Notes payable, land (c)                          10,933,955      4,102,507
Capital lease obligations                           235,462        259,557
Other (d)                                           864,835        928,500
Louisiana Notes (as defined herein) (e)          35,000,000             --
First Mortgage Notes (as defined herein) (f)    135,000,000    135,000,000
     Unamortized original issue discount         (2,457,627)    (2,620,232)
                                              --------------  -------------
                                                188,980,352    140,435,755
Less current maturities                          (6,616,169)    (3,595,745)
                                              --------------  -------------

                                              $ 182,364,183   $136,840,010
                                              ==============  =============



(a) Consist of three notes payable to banks. The detail of these notes is as follows: (i) $3,000,000 uncollateralized promissory note, payable in monthly installments of interest only through July 1996; thereafter, principal and interest based on a 60 month amortization through February 1997. The promissory note bears interest at prime plus 1% (9.25% at June 30, 1996) throughout the life of the note with a final balloon payment due February 1997. (ii) $1,700,000 Note collateralized by gaming equipment. The first payment is due 60 days following the opening of Casino Magic-Bossier City's gaming facility. The note is payable in thirty-six monthly payments of $53,463.49, including interest at prime plus 1/4% (8.5% at June 30, 1996).
(iii) $1,343,749 assumed Note collateralized by company jet. The note is payable in 40 remaining payments of $35,000, including interest at prime plus 1% (9.25% at June 30, 1996) throughout the life of the note with a final balloon payment due October 1999.

(b) Note collateralized by gaming equipment. The first payment is due 60 days following the opening of Casino Magic-Bossier City's gaming facility. The note is payable in thirty-six monthly payments of $135,788.17, including interest at prime plus 1% (9.25% at June 30, 1996).

(c) Consists of four notes payable for land acquisitions at June 30, 1996. The detail of the four notes is as follows: (i) $1,258,544 note payable in monthly installments of $14,446 including interest at prime plus 2% (10.25% at June 30, 1996), through April 1997;. (ii) $870,942 note payable in monthly installments of $12,134 including interest at 8% through July 2003. (iii) $3,000,000 note payable in monthly installments of $111,699 including interest at 8.75% through November 1998 (iv) Note collateralized by land (the "Louisiana Land Note"). The first payment of $800,000 principal amount plus accrued interest is due within 60 days following the opening of Casino Magic-Bossier City's gaming facility. The remaining $6,000,000 shall be paid in fifty-eight monthly installments of $118,873.04, including interest, beginning thirty days after the initial payment. The Louisiana Land Note bears interest at 5.8%.

(d)          Consists of various collateralized notes payable through the year
2004.    The  interest rates on these notes vary from 7.9% to 10% fixed rates.

                     CASINO MAGIC CORP. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         (INFORMATION WITH RESPECT TO THE THREE AND SIX MONTHS ENDED
                     JUNE 30, 1996 AND 1995 IS UNAUDITED)

4.          LONG-TERM  DEBT  (CONTINUED):

(e) In effecting the purchase of Crescent City, a wholly owned indirect subsidiary of the Company, Casino Magic of Louisiana Corp. ("Louisiana Corp."), issued $35,000,000 in 11 1/2% senior secured notes (the "Louisiana Notes"). The Louisiana Notes were issued under an indenture dated May 13, 1996 (the "'Louisiana Indenture"), between Louisiana Corp. as the Issuer, Jefferson Corp., as the Guarantor and First Trust National Association, St.
Paul, Minnesota, as the trustee (the "Louisiana Indenture Trustee"). The Louisiana Indenture Trustee also acts as the "Paying Agent" and registrar for the Louisiana Notes. The Louisiana Notes accrue interest at the rate of 11 1/2% per annum, compounded semiannually, and are due three years following the "Commencement Date" which is the earlier of November 9, 1996 or the date that Casino Magic-Bossier City opens for gaming operations. The Louisiana Notes will also come due as a result of an adverse State of Louisiana action as defined in the Louisiana Indenture. Interest is payable quarterly on the 15th day following each fiscal quarter of the Company.

     The Louisiana Notes are collateralized by a first security interest in the Crescent City Riverboat which is evidenced by a ship's mortgage, a first security interest in substantially all other assets of Louisiana Corp., except for furniture, fixtures and equipment on hand as of the date of the Louisiana Indenture, and cash arising from operations. The Louisiana Notes are guaranteed by Jefferson Corp., a first security interest in land evidenced by a mortgage, the outstanding capital stock of Louisiana Corp. and substantially all other assets of Jefferson Corp. So long as neither Louisiana Corp. nor Jefferson Corp. is in default under the Louisiana Indenture, Louisiana Corp. is permitted under the Louisiana Indenture to sell or lease the Crescent City Riverboat,, and utilize the proceeds thereof to acquire. lease or construct a substitute boat which can be used by Casino Magic-Bossier City.

     Until such time as the principal balance of the Louisiana Notes is $17,500,000 or less, on a quarterly basis, along with each quarterly interest payment, Jefferson Corp. must deliver to the Louisiana Indenture Trustee the Excess Cash Flow (as defined in the Louisiana Indenture) of Jefferson Corp and its subsidiary generated during the prior fiscal quarter.

     The Louisiana Notes are redeemable by Louisiana Corp. in whole or in part beginning at face value within one year following the Commencement Date.
Louisiana Notes redeemed during the second and third years following the Commencement Date are redeemable at a premium over face value which increases linearly over that two year period from 0% to 20%, prorated daily over the 730 day period. Louisiana Notes redeemed as the result of the failure of the holder thereof to obtain a finding of suitability will be redeemed at face value.

     The Louisiana Indenture contains certain covenants, including, among others, a limitation on future indebtedness with certain exceptions.

(f) On October 14, 1993, a wholly owned indirect subsidiary of the Company, Casino Magic Finance Corp. ("Finance Corp."), sold $135,000,000 in aggregate principal amount of 11 1/2% First Mortgage Notes due in 2001 (the "Finance Notes") and warrants to purchase 810,000 shares of Casino Magic Corp. common stock. Proceeds from the Notes were allocated by the underwriter between Finance Corp. and the Company based on the estimated fair market value at the time of issuance of the Finance Notes and the warrants in the amounts of $131,760,000 and $3,240,000 ($4 per warrant), respectively. The value of the warrants is treated as original issue discount for financial statement purposes, and is reflected in the balance sheet net of amortization as an adjustment to the carrying value of long-term debt. The Finance Notes are

                     CASINO MAGIC CORP. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         (INFORMATION WITH RESPECT TO THE THREE AND SIX MONTHS ENDED
                     JUNE 30, 1996 AND 1995 IS UNAUDITED)

4.          LONG-TERM  DEBT  (CONTINUED):
     governed by an Indenture (the "Indenture") entered into on the same date between Finance Corp., the Company and IBJ Schroder Bank & Trust Company as the Trustee. Under Section 4.10 of the Indenture, the Company's ability to pay dividends on its common stock is restricted to an amount which is determined under a formula based primarily on the Company's future income, and is precluded upon the occurrence of an "Event of Default" as defined under the Indenture. Events of Default include, among other things, the failure to pay the interest or principal due on the Finance Notes, the entry of a judgment in excess of $10,000,000 against the Company or certain material subsidiaries, which is not discharged within 60 days after entry, and the default by the Company or certain material subsidiaries under indebtedness due to third parties. The Indenture also contains certain covenants that restrict, among other things, the making of certain investments, payments of dividends and other distributions, the incurrence of additional indebtedness and future guarantees of indebtedness, certain transactions with shareholders and affiliates, certain mergers and consolidations, certain asset sales and the creation of certain liens. Additionally, in Mississippi, where certain of the Company's subsidiaries are incorporated, laws exist which prohibit payments of dividends if such payments would create negative equity on a fair market value basis. The Finance Notes are secured by a pledge of the stock of Finance Corp., Bay St. Louis and Biloxi along with the accounts receivable, inventories, property and equipment, property held for development and deposits of Bay St. Louis and Biloxi. The book basis of these pledged assets is approximately $154,000,000 at June 30, 1996. The effective interest rate of the Notes is 13.06%. The proceeds from the Finance Notes were used to pay off substantially all outstanding obligations at October 14, 1993.

See  Note  5  below  regarding  Indenture.

Maturities of the Company's long-term debt, including capital lease obligations, as of June 30, 1996, are as follows:

                        Year  ending  June  30,
                         1997                                 $ 6,616,169
                         1998                                   5,186,548
                         1999                                  39,586,615
                         2000                                   2,382,410
                         2001                                   1,591,388
                         Thereafter                           136,074,849
                                                             -------------
                                                              191,437,978
                 Unamortized  original  issue  discount        (2,457,627)
                                                             -------------
                                                           $  188,980,352
                                                             =============

5.          GOLDIGGERS  SALE:
On June 13, 1996, Casino Magic sold the capital stock of Atlantic-Pacific Corp., which operates "Goldiggers," a small casino-hotel in Deadwood, South Dakota, with approximately 8,500 square feet of gaming area and nine hotel rooms, to Royal Casino Group, Inc. ("RCG"), an unaffiliated party whose common stock trades on the NASDAQ market (ticker symbol WINZ.) Goldiggers generated revenues of $754,082 and a pre-tax operating cash flow deficit of approximately $210,028 during the first six months of 1996 and, except for its negative cash flow impact, had not been regarded by Casino Magic as material to its operations for several years. In consideration for the sale of such stock, the Company received shares of RCG Series A Convertible Preferred Stock and warrants to acquire shares of RCG common stock. The indenture governing the Finance Notes required that at least 85% of the consideration received by Casino Magic in respect of such asset sale be in the form of cash. By selling such securities for cash to a subsidiary that is not subject to the investment covenants of such indenture,

                     CASINO MAGIC CORP. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              (INFORMATION WITH RESPECT TO THE SIX MONTHS ENDED
                     JUNE 30, 1996 AND 1995 IS UNAUDITED)

5.          GOLDIGGERS  SALE  (CONTINUED):
Casino Magic has taken steps which it believes are sufficient to cure such violation. The securities are held as of August 9, 1996, by Casino Magic American Corp., a wholly-owned subsidiary of Casino Magic, and are valued in the Company's assets at $1,350,156 at June 30, 1996.

6.          SUBSEQUENT  EVENTS:
In August 1996, Louisiana Corp. commenced an offering (the "Louisiana Offering") of $115 million aggregate principal amount of first mortgage notes due 2003 (the "August 1996 First Mortgage Notes"). The August 1996 First Mortgage Notes will be guaranteed on a senior secured basis by Jefferson Corp.

In July 1996, Louisiana Corp. entered into a vessel purchase agreement with an unrelated entity for the acquisition of a riverboat on which Casino Magic-Bossier City's dockside gaming operations will be conducted. The purchase price of $20 million is payable in cash upon receipt by Louisiana Corp. of the proceeds of the Louisiana Offering.

On July 30, 1996, Jefferson Corp. acquired an additional three acres of land adjacent to the 20 acre site, all of which will be used as the gaming site. The purchase price of $900,000 was paid in cash.

                     CASINO MAGIC CORP. AND SUBSIDIARIES

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussions regarding proposed Company developments and operations included in "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" and "NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS" contain forward looking statements that involve a number of risks and uncertainties. These proposed developments and operations include: (i) completion of the golf course at Casino Magic-BSL in the Fall of 1996; (ii) opening and completion of the Company's development plans at Casino Magic-Bossier City; (iii) completion of a hotel in 1997, and repositioning of the gaming facility, at Casino Magic-Biloxi; (iv) success of redefined "Magic" theme to assist in fostering brand identity and customer loyalty and (v) the Company's ability to fund planned developments and debt service obligations over the next twelve months with currently available cash and marketable securities, the proposed Louisiana Offering (in the case of Casino Magic-Bossier City only) and with cash flow from operations. In addition to the risks and uncertainties discussed below, other factors that could cause actual results to differ materially are detailed from time to time in the Company's reports filed with the Securities and Exchange Commission.

RESULTS  OF  OPERATIONS
The following table sets forth for the periods indicated certain operating information for the Company on a consolidated basis and for its existing properties. The principal operating entities are Mardi Gras Casino Corp. ("Casino Magic-BSL") and Biloxi Casino Corp. ("Casino Magic-Biloxi") both dockside casinos operating on the Gulf Coast of Mississippi (together referred to collectively as the "Casino Magic-Gulf Coast") and Casino Magic Neuqu n SA, which operates gaming facilities at two casino sites in Neuqu n and San Martin de los Andes, Argentina (together referred to collectively as "Casino Magic-Neuqu n".) The Company also owns a 49% interest in Porto Carras Casino S.A. ("Porto Carras") which manages a casino at the Porto Carras resort approximately 60 miles south of Thesseloniki, Greece. The revenues, costs and expenses of Porto Carras are not included below as Porto Carras is accounted for under the equity method of accounting.



                                              THREE  MONTHS          SIX  MONTHS
                                             ENDED  JUNE  30,      ENDED  JUNE  30,
                                              1996       1995      1996       1995
                                                    (Dollars  in  thousands)
                                                          (Unaudited)

REVENUES:
     Casino Magic-BSL (1)                  $ 20,993   $ 22,080   $ 42,037   $ 44,272
     Casino Magic-Biloxi (2)                 15,811     19,252     32,644     37,550
     Casino Magic-Neuqu n (3)                 3,983      2,987      7,926      5,233
     Corporate and Other (4)(5)               1,581        866      2,886      1,299
                                           ---------  ---------  ---------  ---------
        Total revenues                       42,368     45,185     85,493     88,354
COST AND EXPENSES:
     Casino Magic-BSL                        16,297     17,803     32,531     35,185
     Casino Magic-Biloxi                     13,330     15,243     27,463     30,069
     Casino Magic-Neuqu n                     3,113      3,066      6,296      5,729
     Corporate and Other                      3,155      6,419      7,165      9,963
                                           ---------  ---------  ---------  ---------
         Total costs and expenses            35,895     42,531     73,455     80,946
INCOME (LOSS) FROM OPERATIONS:
     Casino Magic-BSL                         4,696      4,277      9,506      9,087
     Casino Magic-Biloxi                      2,481      4,010      5,181      7,481
     Casino Magic-Neuqu n                       870        (79)     1,630       (496)
     Corporate and Other                     (1,574)    (5,554)    (4,279)    (8,664)
                                           ---------  ---------  ---------  ---------
          Total income from operations     $  6,473   $  2,654   $ 12,038   $  7,408
                                           =========  =========  =========  =========
______________________
    Footnotes on next page.

                     CASINO MAGIC CORP. AND SUBSIDIARIES

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS  OF  OPERATIONS  (CONTINUED):
     ___________________
(1) Began operations September 30, 1992; expanded casino capacity December 31, 1992.
(2)  Began operations June 5, 1993; expanded casino capacity December 16,
1993.
(3)  Began  operations  on  January  1,  1995.
(4)  Includes management fees and royalty fees from Porto Carras which
began operations  May  18,  1995.    Equity in earnings with respect to Porto
Carras is reported  as  non-operating  income.
(5) Corporate and Other includes the operations of Goldiggers through June 13, 1996.

THREE MONTHS ENDED JUNE 30, 1996 COMPARED TO THREE MONTHS ENDED JUNE 30, 1995:

Consolidated revenues decreased $2.8 million, or 6.2%, to $42.4 million in the second quarter of 1996, compared to $45.2 million in the second quarter of 1995. The decline in the 1996 second quarter revenues is likely attributable to competition on the Gulf Coast of Mississippi where the majority of the Company's revenues are generated. Casino Magic-Biloxi revenues declined $3.4 million or 17.9%, to $15.8 million in the second quarter of 1996, compared to $19.3 million in the second quarter of 1995. This decline is the result primarily of competing hotel/casino operations on either side of the Casino Magic-Biloxi with significantly greater amenities than Casino Magic-Biloxi. Casino Magic-BSL revenues declined $1.1 million or 4.9%, to $21.0 million in the second quarter of 1996, compared to $22.1 million in the second quarter of 1995, as a likely result of increased competition in the Gulf Coast and the New Orleans, Louisiana markets. The Company's management intends to develop Casino Magic-Biloxi and Casino Magic-BSL through the addition of amenities at each location, subject to the availability of financing. See further discussion of the Company's intentions relating to the development of Casino Magic-Gulf Coast in Liquidity and Capital Resources. In addition, the Company has hired a new Vice President of Marketing and intends to redefine the "Magic" theme. Management believes that the change in the "Magic" theme will assist in fostering brand identity and customer loyalty. The decline in revenues at Casino Magic-Gulf Coast is partially offset by increased revenues at Casino Magic-Neuqu n where revenues increased $1.0 million, or 33.3%, to $4.0 million in the second quarter of 1996, compared to $3.0 million in the second quarter of 1995, and $0.9 million in additional royalty and management fees in the comparative quarters. The increase in revenues at Casino Magic-Neuqu n is attributable to increased slot revenues of $1.0 million. Slot revenues increased in the second quarter of 1996 compared to the second quarter of 1995 due to an increase in the number of slots at Casino
Magic-Neuqu n from 89 to 400 during May 1995. The increase in royalty and management fees is due to $0.4 million in management fees earned through the Company's consulting agreement with the Sisseton-Wahpeton Tribe in the second quarter of 1996 with no such earnings in the second quarter of 1995, and royalties and management fees earned through the Company's royalties and management agreements with its 49% subsidiary Porto Carras and a separate facility in Xanthi, Greece. Porto Carras was open approximately 45 days in the second quarter of 1995 compared to 90 days in the second quarter of 1996 and Xanthi was not open in the second quarter of 1995.

During the second quarter of 1996 the Company sold its gaming facility in Deadwood, South Dakota ("Goldiggers"). Management's decision to sell the facility was based on the continuing disappointing results of Goldiggers. Because Goldiggers consistently produced less than expected results, the Company was continually required to provide Goldiggers with cash advances to allow Goldiggers to meet all current obligations. At the date of the sale, June 13, 1996, Goldiggers had accumulated losses of $1.8 million, excluding a write down of Goldiggers' assets in 1995 of $1.0 million, in anticipation of the sale of Goldiggers. No further gain or loss was recorded on the sale of Goldiggers in the second quarter of 1996.

Consolidated operating costs and expenses decreased $6.6 million, or 15.6%, from $42.5 million in the second quarter of 1995 to $35.9 million in the second quarter of 1996. Casino expenses declined $1.4 million from $18.0

                     CASINO MAGIC CORP. AND SUBSIDIARIES

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS  OF  OPERATIONS  (CONTINUED):
million in the second quarter of 1995 to $16.6 million in the second quarter of 1996. This decline is primarily attributable to personnel reductions and the overall decline in gaming activity at Casino Magic-Gulf Coast. Advertising and marketing expenses decreased $1.3 million in the second quarter of 1996 compared to the same period of 1995. This decrease is the result of management's decision to reduce marketing budgets and a reduction in management's emphasis on air charter programs to attract customers. The majority of the reduction of air charter expenses was at Casino Magic-BSL. General and administrative expenses decreased $2.1 million, or 32.2%, in the second quarter of 1996 as compared to the second quarter of 1995. The decline is a result of cost reduction measures implemented in early 1996, including the elimination of several corporate officer positions. In future quarters this reduction will be partially offset as a result of additions in July 1996 to the Company's management in two key executive officer positions, Vice President/Chief Operating Officer and Vice President/Construction and Development. Preopening expenses of $2.2 million were incurred in the second quarter of 1995, due to the opening of Porto Carras on May 18, 1995. There were no preopening expenses incurred in the second quarter of 1996.

Consolidated income from operations increased $3.8 million, or 143.9%, to $6.5 million in the second quarter of 1996 compared to $2.7 million in the second quarter of 1995. Operating margins (income from operations as a percentage of revenues) grew from 0.6% to 15.0% over the comparative periods. Casino Magic-BSL's operating margin grew from 19.4% to 22.4%, Casino Magic-Biloxi's operating margin decreased from 20.8% to 15.7% and Casino Magic-Neuqu n's operating  margin  increased  from  a  negative 2.6% to a positive 21.8%.  The increased margin at Casino Magic-BSL is primarily due to cost-cutting measures. The decline in Casino Magic-Biloxi's margin is due to the significant decline in revenues from loss in market share along the Biloxi Strip. Casino Magic-Neuqu n's increased margin is attributable to the increase in the number of slot machines and the associated low cost revenues.

Consolidated other (income) expense (non-operating income and expenses) decreased $0.9 million, or 18.2%, to $4.0 million in the second quarter of 1996, compared to $4.9 million in the second quarter of 1995. Loss on subsidiary decreased by $1.6 million between the comparative quarters due to the equity income from the Company's 49% ownership in Porto Carras. The majority of the fluctuation in Porto Carras income is due to approximately $3.8 million of pre-opening costs recorded on Porto Carras' books and expensed at the opening of Porto Carras during the second quarter of 1995. The Company recorded a gain of $0.9 million with respect to a contract written off in 1994 which was settled in the second quarter of 1995 on more favorable terms than originally estimated.

The Company's effective tax rate for the second quarter of 1996 of approximately 32.5% is the result of the use of foreign tax credits earned in
previous  periods.    The effective tax rate for the second quarter of 1995 of
29.3%  is  due  to  significant  permanent  tax  differences.

The Company had net income of $1.7 million, or $0.05 per share in the current year second quarter compared to a net loss of $1.6 million, or ($0.5) per share in the same quarter last year. The increase in net income between periods is reflective of the expanding operations of the Company, cost reduction policies implemented in 1996 and the absence of preopening charges in the second quarter of 1996.

SIX  MONTHS  ENDED  JUNE  30, 1996 COMPARED TO SIX MONTHS ENDED JUNE 30, 1995:

Consolidated revenues decreased $2.9 million, or 3.2%, to $85.5 million in the first six months of 1996, compared to $88.4 million in the same period of 1995. The decline in the 1996 revenues is likely attributable to competition on the

                     CASINO MAGIC CORP. AND SUBSIDIARIES

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS  OF  OPERATIONS  (CONTINUED):
Gulf Coast of Mississippi where the majority of the Company's revenues are generated. Casino Magic-Biloxi revenues declined $4.9 million or 13.1%, to $32.6 million in the first six months of 1996, compared to $37.5 million in the first six months of 1995. This decline is the result primarily of competing hotel/casino operations on either side of the Casino Magic-Biloxi with significantly greater amenities than Casino Magic-Biloxi. Casino Magic-BSL revenues declined $2.2 million or 5.0%, to $42.0 million in the first six months of 1996, compared to $44.3 million in the first six months of 1995, as a likely result of increased competition in the Gulf Coast and the New Orleans, Louisiana markets. The Company's management intends to develop Casino Magic-Biloxi and Casino Magic-BSL through the addition of amenities at each location, subject to the availability of financing. See further discussion of the Company's intentions relating to the development of Casino Magic-Gulf Coast in Liquidity and Capital Resources. In addition, the Company has hired a new Vice President of Marketing and intends to redefine the "Magic" theme. Management believes that the change in the "Magic" theme will assist in fostering brand identity and customer loyalty. The decline in revenues at Casino Magic-Gulf Coast is partially offset by increased revenues in the first six months of 1996 as compared to the first six months of 1995, at Casino Magic-Neuqu n of $2.7 million, or 51.5%, to $7.9 million in the first six months of 1996, compared to $5.2 million in the first six months of 1995 and $1.8 million in additional royalty and management fees. The majority of the increase in revenues at Casino Magic-Neuqu n is attributable to the increased slot revenues of $2.1 million. Slot revenues increased in 1996 compared to the same period in 1995 due to an increase in the number of slots at Casino Magic-Neuqu n from 89 to 400 in May 1995. The remaining revenue increases at Casino Magic-Neuqu n are due to increased customer counts and their influence on table game revenues and food and beverage revenues. The increase in royalty and management fees is due to $0.4 million in management fees earned through the Company's consulting agreement with the Sisseton-Wahpeton Tribe in 1996 with no such earnings in 1995, and royalties and management fees earned through the Company's royalties and management agreements with its 49% subsidiary, Porto Carras, and Xanthi, Greece. Porto Carras was open approximately 45 days in the first six months of 1995 compared to the entire first six months in 1996. Xanthi was not open in the first six months of 1995.

During the second quarter of 1996 the Company sold its gaming facility in Deadwood, South Dakota ("Goldiggers"). Management's decision to sale the facility was based on the continuing disappointing results of Goldiggers. Because Goldiggers consistently produced less than expected results, the Company was continually required to provide Goldiggers with cash advances to allow Goldiggers to meet all current obligations. At the date of the sale, June 13, 1996, Goldiggers had accumulated losses of $1.8 million, excluding a write down of Goldiggers' assets in 1995 of $1.0 million, in anticipation of the sale of Goldiggers. No further gain or loss was recorded on the sale of Goldiggers in the second quarter of 1996.

Consolidated operating costs and expenses decreased $7.5 million, or 9.3%, from $80.9 million in the first six months of 1995 to $73.5 million in the first six months of 1996. Casino expenses declined $2.0 million from $35.0 million in the first six months of 1995 to $33.0 million in the first six months of 1996. This decline is primarily attributable to personnel reductions and the overall decline in gaming activities at Casino Magic-Gulf Coast. Advertising and marketing expenses decreased $2.5 million in the first six months of 1996 compared to the same period of 1995. This decrease is the result of management's decision to reduce marketing budgets and a reduction in management's emphasis on air charter programs to attract customers. General and administrative expenses decreased $2.8 million or 32.2% in the first six months of 1996 as compared to the same period of 1995. The decline is a result of cost reduction measures implemented in early 1996, including the elimination of several corporate officer positions. In future periods this reduction will be partially offset due to additions in July 1996 to the Company's management of two key executive officer positions, Vice
President/Chief  Operating  Officer  and  Vice  President/Construction  and
Development.

                     CASINO MAGIC CORP. AND SUBSIDIARIES

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS  OF  OPERATIONS  (CONTINUED):
Preopening expenses of $2.2 million were incurred in the second quarter of 1995, due to the opening of Porto Carras on May 18, 1995. There were no preopening expenses incurred in the first six months of 1996. Depreciation and amortization increased $1.7 million, or 25.7%, in the first six months of 1996 as compared to the same period in 1995. This increase is due to the addition of tangible depreciable property and the amortization of the investment costs in excess of equity interest in Porto Carras which was amortized for 15 days in the first six months of 1995 and for a full six months in 1996.

Consolidated income from operations increased $4.6 million, or 62.5%, to $12.0 million in the first six months of 1996 compared to $7.4 million in same period of 1995. Operating margins (income from operations as a percentage of revenues) grew from 8.4% to 14.1% over the comparative periods. Casino Magic-BSL's operating margin grew from 20.5% to 22.6%, Casino Magic-Biloxi's operating margin decreased from 19.9% to 15.9% and Casino Magic-Neuqu n's operating margin increased from a negative 9.5% to a positive 20.5%. The increased margin at Casino Magic-BSL is primarily due to cost-cutting measures, the decline in Casino Magic-Biloxi's margin is due to the significant decline in revenues from loss in market share along the Biloxi Strip and Casino Magic-Neuqu n's increased margin is attributable to the increase in the number of slot machines and the associated low cost revenues.

Consolidated other (income) expense (non-operating income and expenses) decreased $1.8 million or 19.7%, from $9.0 million to $7.2 million over the comparative periods. (Income) loss on subsidiary increased by $2.4 million between the comparative quarters due to the equity income from the Company's 49% ownership in Porto Carras. The majority of the fluctuation in Porto Carras' income is due to approximately $3.8 million of pre-opening costs recorded on Porto Carras' books and expensed at the opening of Porto Carras during May of 1995. The Company recorded a gain of $0.9 million with respect to a contract written off in 1994 which was settled in the second quarter of 1995 on more favorable terms than originally estimated.

The Company's effective tax rate for the first six months of 1996 of approximately 31.3% is the result of the use of foreign tax credits earned in previous periods. The effective tax rate for the first six months of 1995 of 22.7% is due to significant permanent tax differences.

The Company had net income of $3.3 million, or $0.09 per share in the current year's first six months as compared to a net loss of $1.3 million, or ($0.4) per share. The increase in net income between periods is reflective of the expanding operations of the Company, cost reduction policies implemented in 1996 and the absence of preopening charges in the first six months of 1996.

LIQUIDITY  AND  CAPITAL  RESOURCES

At June 30, 1996, the Company had cash and marketable securities of $12.0 million compared to cash and marketable securities of $30.8 million at
December 31, 1995. For the six months ended June 30, 1996, the Company generated $5.2 million cash flow from operating activities and received $4.3 million of proceeds from the issuance of a long term note payables. The Company spent $24.3 million for acquisitions of property, equipment and other long-term assets and reduced long term debt by $4.1 million.

The Company expended approximately $6.4 million in capital improvements at Casino Magic-Gulf Coast during 1996, plans additional investments at Casino Magic-Gulf Coast and, subject to the availability of financing and, in the case of Indiana, the award of a gaming license, as to all of which there can be no assurance, is pursuing gaming opportunities outside of Mississippi primarily in Indiana and Louisiana.

                     CASINO MAGIC CORP. AND SUBSIDIARIES

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY  AND  CAPITAL  RESOURCES  (CONTINUED):
In May 1996, Casino Magic, through its wholly-owned subsidiary, Jefferson Casino Corporation ("Jefferson Corp") acquired Crescent City Capital Development Corp.("Crescent City"), for $50 million plus the assumption of up to $5.7 million in equipment liabilities. Jefferson Corp paid $15 million in cash at closing and caused Crescent City to issue $35 million of 11.5% secured, three year notes ("Louisiana Notes"). Crescent City, which was the subject of a plan of reorganization under Chapter 11 of the U.S. Bankruptcy Code, owns the Crescent City Queen riverboat ("Crescent City Riverboat"), gaming and related equipment and surveillance equipment and a license to conduct riverboat gaming operations in Louisiana. Crescent City emerged from the Bankruptcy proceedings as Casino Magic of Louisiana, Corp. ("Louisiana Corp.") The Company plans to Louisiana Corp.'s gaming license in Bossier City, Louisiana, where it currently owns 23 acres of land, subject to a note payable of $6.8 million ("Louisiana Land Note"). The Crescent City Riverboat is one of the largest riverboats in the United States and can not be used at the Casino Magic-Bossier City because of the Crescent City Riverboats size. Therefore, the Company has entered into a purchase agreement to acquire a casino riverboat (the "Bossier Riverboat") for use at Casino Magic-Bossier City for $20 million. The Crescent City Riverboat will be sold or leased and the proceeds will be used to assist in the funding of Casino Magic-Bossier City. The Company can give no assurances that it will be able to dispose of the Crescent City Riverboat on acceptable terms or in a timely manner. The assets acquired as a part of the acquisition of Louisiana Corp., which included gaming, surveillance and related equipment , will be used at the Bossier City gaming site ("Casino Magic-Bossier City").

The State of Louisiana will hold a referendum on continuing gaming on November 5, 1996. The referendum will be in a menu format giving the voters the option to accept or reject, individually, various forms of gaming including riverboat gaming. If riverboat gaming is rejected, the Louisiana Corp. gaming license will have a 4 year and 10 month life beginning from the first day of gaming operations without chance of renewal.

The Company intends to open Casino Magic-Bossier City in September 1996 using a temporary boarding facility. After the initial opening, the Company's plans for the development of Casino Magic-Bossier City are divided into two phases. The first phase includes 30,000 square feet of floating dockside casino space that will have approximately 1,000 slots and 50 table games. The plan also includes 1,550 parking spaces together with an entertainment and food and beverage pavilion. The second phase plans, assuming a favorable outcome to the November referendum, includes the construction of a 60,000 square feet entertainment facility and a 400-room convention hotel and related amenities, including restaurants, banquet space, a theater, a swimming pool, a health club and a child care facility. The development and construction of the second phase improvements are largely dependent upon receipt of proceeds from a future sale or leasing of the Crescent City Riverboat and future operating cash flow of Casino Magic-Bossier City and no assurances can be given that such funds will become available or that such hotel and related facilities will ever be developed.

The Company has commenced infrastructure improvements and parking construction for the first phase on an eight-acre portion of its site. The Company expects the completion of the first phase during the fourth quarter of 1996.

To finance Casino Magic-Bossier City, in August 1996, Louisiana Corp. commenced an offering (the "Offering") of $115 million aggregate principal amount of first mortgage notes due 2003 (the "First Mortgage Notes"), which is intended to be exempt from registration under the Securities Act of 1933. The First Mortgage Notes will be guaranteed on a senior basis by Jefferson Corp, but will be non-recourse to Casino Magic Corp.

The Company will use $43.1 million of the net proceeds from the Offering to repay in full the Louisiana Land Note

                     CASINO MAGIC CORP. AND SUBSIDIARIES

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY  AND  CAPITAL  RESOURCES  (CONTINUED):
and the Louisiana Notes including accrued interest through the Closing. Additional net proceeds of $20.0 million will be used to purchase the Bossier Riverboat and net proceeds of approximately $34.0 will be used to complete the development, construction, equipping and opening of the first phase of Casino Magic-Bossier City, including an estimated $4.8 million of pre-opening costs, opening bankroll and additional gaming equipment but excluding estimated debt issuance fees and expenses and $15.5 million aggregate reserves for completion, operating and interest.

The Company plans to construct a hotel at Casino Magic-Biloxi on top of the eight-story parking garage adjacent to the casino that will consist of approximately 360 to 400 rooms. In addition, the Company plans to reposition the floating gaming facility at Casino Magic-Biloxi and provide it with a new facade. The repositioning of the gaming facility and the new facade will provide Casino Magic-Biloxi with an enhanced visual appeal from the Biloxi Strip. The hotel project has an estimated cost of between $20 to $25 million, and the barge repositioning project has an estimated cost of between $12 to $15 million. Construction on the hotel is scheduled to begin in late 1996 and completion is estimated for 1997 or 1998. Currently the hotel construction costs are initially anticipated to be funded out of the cash flow of the Company. The construction of the hotel based solely on the cash flow of the Company will impede timely completion of the construction project. In future periods the Company may determine that additional debt or equity financing will be necessary to complete the hotel and barge repositioning at Casino Magic-Biloxi. However, until such time, the cash flow of the Company will be used to begin construction on the hotel.

The Company plans to continue the further development of Casino Magic-BSL into a destination resort. Construction is underway on a championship golf course designed by Palmer Course Design Company. The estimated total cost of the golf course is $10 million, of which approximately $6.2 has been expended through June 30, 1996. The opening of the golf course is anticipated for the Fall of 1996. Also, underway is construction of a new kitchen facility and reconfiguration of the dining area to accommodate customer preferences. The kitchen and dining area improvements are budgeted at $1.8 million. Both the golf course construction and the kitchen and dining expansions will be funded out of the Company's cash flow.

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

At June 30, 1996, the Company has, included in other assets, $3.3 million which has been paid for options to purchase land. The options expire at various times through the year 2000. The aggregate exercise price to purchase the underlying properties for options which are due to expire in 1997 is $1.3 million, and expiring beyond 1997 is $15 million.

The Company, through a wholly-owned subsidiary, holds a 49% equity interest in a joint venture ("Porto Carras") with Touristiki Georgiki Exagogiki SA ("TGE") to operate a casino in Porto Carras, Greece. Porto Carras leases an existing 433 room resort hotel and constructed an American-style gaming facility in the hotel. The Company manages the hotel and casino for a fee equal to 2.5% of hotel gross revenues and 10% of casino net operating be

                     CASINO MAGIC CORP. AND SUBSIDIARIES

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY  AND  CAPITAL  RESOURCES  (CONTINUED):
income.   The Company also receives a royalty of 2% of casino gross revenues.
The Company has received $1.5 million as of June 30, 1996. The Company believes that it will have no competition until the fall of 1996, when a casino facility is expected to open in Thessaloniki, Greece. It is anticipated that the opening of a competing casino in Thessaloniki will affect Porto Carras' revenues. The extent of this likely decline cannot determined at this time. However, management is taking operational measures in an attempt to reduce this impact by developing Porto Carras as a year-round destination resort for Europe and developing strong player loyalty in northern Greece. The Company has invested equity of approximately $15.8 million in Porto Carras.

In early 1996, the Company, through a wholly-owned subsidiary, entered into a consulting agreement with Sisseton-Wahpeton Dakota Nation ("Sisseton"). The agreement specifies that the Company will provide consulting services to Sisseton during the development and opening of a hotel and casino facility, on Tribal land, for a fee payable after the opening of the facility. The agreement also specifies that the Company will provide consulting services to Sisseton after the opening of the facility for a period of two years and includes unlimited one year extensions. The fee for these services is based on gross revenues of the hotel and casino facility. This agreement replaces all previous agreements entered into between the Company and Sisseton.

In June 1996, Sisseton received a $17,500,000 loan for the construction of its planned hotel and casino development from a consortium of lenders, of which the Company, through a wholly-owned subsidiary, participated in the loan for up to $5 million, or a 28.6% participation. On July 11, 1996 the Company received payment in full of all outstanding amounts under a bridge loan agreement with Sisseton and participated in the first draw down of the Sisseton loan. The Company's participation in the first draw down was approximately $1.7 million.

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

On June 13, 1996, Casino Magic sold the capital stock of Atlantic-Pacific Corp., which operates "Goldiggers," a small casino-hotel in Deadwood, South Dakota, with approximately 8,500 square feet of gaming area and nine hotel rooms, to Royal Casino Group, Inc. ("RCG"), an unaffiliated party whose common stock trades on the NASDAQ market (ticker symbol WINZ.) Goldiggers generated revenues of $754,082 and a pre-tax operating cash flow deficit of approximately $210,028 during the first six months of 1996 and, except for its negative cash flow impact, had not been regarded by Casino Magic as material to its operations for several years. In consideration for the sale of such stock, the Company received shares of RCG Series A Convertible Preferred Stock and warrants to acquire shares of RCG common stock. The indenture governing the Finance Notes required that at least 85% of the consideration received by Casino Magic in respect of such asset sale be in the form of cash. By selling such securities for cash to a subsidiary that is not subject to the investment covenants of such indenture, Casino Magic has taken steps which it believes are sufficient to cure such violation. The securities are held as of August 1, 1996 by Casino Magic American Corp., a wholly-owned subsidiary of Casino Magic, and are valued in the Company's assets at $1,350,156 at June 30, 1996.

The Company will have a significant need for cash in 1996 and beyond in order to continue its planned pursuit of gaming opportunities and the continued development of its existing properties. The Company believes that cash and marketable securities at June 30, 1996, cash flows from operations, together with the Offering will be sufficient to service its operating and debt service requirements, including the completion of the golf course at Casino Magic-

                     CASINO MAGIC CORP. AND SUBSIDIARIES

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY  AND  CAPITAL  RESOURCES  (CONTINUED):
BSL, the hotel at Casino Magic-Biloxi and the expansion into the Bossier City, Louisiana market through, at least, the next twelve months, but are not sufficient to reposition and renovate the Casino Magic-Biloxi gaming facility or to engage in any other development activities, without additional debt or equity financing. Under the terms of the Indenture of the Finance Notes, Casino Magic Corp., Mardi Gras Casino Corp., Biloxi Casino Corp. and Casino Magic Finance Corp. have certain restrictions relative to additional borrowings and guarantees. Jefferson Corp and Louisiana Corp. will have certain restrictions relative to additional borrowings and cash flow under the terms of the indenture associated with the proposed Offering. Although there are no assurances that the Company will be able to raise additional debt or equity financing on acceptable terms, the Company believes it possesses the ability to raise such additional financing to develop the Company's planned gaming properties if the need arises or defer these planned developments until such time as financing or cash is available.

                     CASINO MAGIC CORP. AND SUBSIDIARIES

                        PART II - OTHER INFORMATION

ITEM  1.    LEGAL  PROCEEDINGS

Reference is made to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and Form 10-Q for the quarter ended March 31, 1996 on file with the Securities and Exchange Commission. During the quarter ended June 30, 1996, the Company was not a party to any newly instituted legal proceedings and there have been no material developments during such period to existing legal proceedings.

ITEM  2.    CHANGES  IN  SECURITIES

     None.

ITEM  3.    DEFAULTS  UPON  SENIOR  SECURITIES.

On June 13, 1996, Casino Magic sold the capital stock of Atlantic-Pacific Corp., which operates "Goldiggers," a small casino-hotel in Deadwood, South Dakota, with approximately 8,500 square feet of gaming area and nine hotel rooms, to Royal Casino Group, Inc. ("RCG"), an unaffiliated party whose common stock trades on the NASDAQ market (ticker symbol WINZ.) Goldiggers generated revenues of $754,082 and a pre-tax operating cash flow deficit of approximately $210,028 during the first six months of 1996 and, except for its negative cash flow impact, had not been regarded by Casino Magic as material to its operations for several years. In consideration for the sale of such stock, the Company received shares of RCG Series A Convertible Preferred Stock and warrants to acquire shares of RCG common stock. The indenture governing the Finance Notes required that at least 85% of the consideration received by Casino Magic in respect of such asset sale be in the form of cash. By selling such securities for cash to a subsidiary that is not subject to the investment covenants of such indenture, Casino Magic has taken steps which it believes are sufficient to cure such violation. The securities are held as of August 9, 1996 by Casino Magic American Corp., a wholly-owned subsidiary of Casino Magic.

ITEM  4.    SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY-HOLDERS

(a) On May 9, 1996, the annual meeting of the shareholders of the Company was held at the Company's offices in Bay St. Louis, Mississippi.

(b) All members of the Board of Directors were elected at the annual meeting. See (c) below for the names of such members.

(c)      The only matter voted upon at the annual meeting was the election of
the  members  of  the  Board  of  Directors.    Shares  entitled  to vote were
35,295,814 and the number of votes cast for, against or withheld, as well as abstentions, with respect to the election of directors is set forth below. Information on broker non-votes was not available ("n/a").

                     CASINO MAGIC CORP. AND SUBSIDIARIES

                        PART II - OTHER INFORMATION

ITEM  4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS (CONTINUED):

(c)          (Continued)
                                             Votes  Cast             Number of
                            Votes Cast in   Against  or  Number of  Broker Non
                                Favor       Withheld     Abstentions     Votes
Election of the following members
of the Company's Board of Directors:

Marlin  F.  Torguson          29,234,765       214,099          0          n/a
James  E.  Ernst              29,240,111       208,753          0          n/a
Allen  J.  Kokesch            29,239,926       208,938          0          n/a
Wayne  K.  Lund               29,239,771       209,093          0          n/a
Roger  H.  Frommelt           29,240,051       208,813          0          n/a
E.  Thomas  Welch             29,240,526       208,338          0          n/a

(d) On June 28, 1996, Finance Corp. and Casino Magic Corp. issued a solicitation (the "Solicitation") for the consents (the "Consents") of Holders of the Finance Corp.'s Finance Notes to certain amendments to the indenture governing the Finance Notes and for the waivers by such Holders of the requirement under the Indenture that at least 85% of the consideration received by the Casino Magic Corp. in respect of an Asset Sale be in the form of cash in connection with a recent sale by the Casino Magic Corp. of the capital stock of Atlantic-Pacific Corp., primarily for capital stock of Royal Casino Group, Inc., the acquiring entity, and related waivers to permit the holding of such Investment. Atlantic-Pacific Corp. operates a small Deadwood, South Dakota casino. The Solicitation expired without the Casino Magic Corp. having received the number of consents required to effectuate such matters.

ITEM  5.  OTHER  INFORMATION

None.

ITEM  6.    EXHIBITS  AND  REPORTS  ON  FORM  8-K.

(a)      Exhibits
    4.(1)    Indenture  dated as of May 13, 1996, $35,000,000 11 1/2% Senior
             Secured  Notes  due  1999.

    10.1 Loan Participation Agreement dated June 28, 1996 by and between BNC National Bank and Casino Magic American Corp.

    27.      Financial  Data  Schedule  (filed  electronically  only).
__________
 (1)  Incorporated by reference to the Registrant's Form 8-K filed May 28, 1996.

(b)          Reports  on  Form  8-K:

          None.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         CASINO  MAGIC  CORP.
                                         Registrant


Date:      AUGUST  12,  1996             /S/  JAMES  E.  ERNST
         --------------------          -------------------------------------
                                       JAMES E. ERNST, PRESIDENT
                                       AND CHIEF EXECUTIVE OFFICER


Date:      AUGUST  12,  1996             /S/  JAY  S.  OSMAN
         --------------------          -------------------------------------
                                       JAY S. OSMAN, CHIEF FINANCIAL OFFICER
                                       AND TREASURER (PRINCIPAL FINANCIAL AND
                                       ACCOUNTING OFFICER)

                             CASINO  MAGIC  CORP.
     QUARTERLY  REPORT  ON  FORM  10-Q  FOR  THE  PERIOD  ENDED  JUNE 30, 1996

                              INDEX  TO  EXHIBITS
Exhibit
Number                                                                   Page
10.1 Loan Participation Agreement dated June 28, 1996 by and between BNC National Bank and Casino Magic American Corp.