Form 10-Q
period 1996-09-30
CASINO MAGIC CORP
filed 1996-11-15
CIK 891105

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.   20549

                                  FORM 10-Q


[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE  ACT  OF  1934

For  the  quarterly  period  ended  September  30,  1996

[    ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE  ACT  OF  1934

For  the  transition  period  from  _______________  to  _______________

Commission  file  number  0-20712

                                     CASINO MAGIC CORP.
            (Exact name of registrant as specified in its charter)

     MINNESOTA                    64-0817483
          (State  or  other  jurisdiction  of          (I.R.S.  Employer
      incorporation  or  organization)          Identification  No.)

             711 CASINO MAGIC DRIVE, BAY ST. LOUIS, MS   39520
             (Address of principal executive offices) (Zip Code)

                                              (601) 467-9257
            (Registrant's telephone  number, including area code)

                                           NOT APPLICABLE
             (Former name, former address and former fiscal year,
                        if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes      X   No ______

Indicate the number of shares outstanding of the issuer's classes of common stock, as of the latest practicable date.

    35,637,083 shares common stock outstanding as of November 13, 1996

                     CASINO MAGIC CORP. AND SUBSIDIARIES

                              TABLE OF CONTENTS


PART  I          FINANCIAL  INFORMATION          PAGE  NO.
     Item  1.          Financial  Statements
     Condensed  Consolidated  Statements  of  Operations
     For  the  nine  months  ended  September  30,  1996  and  1995..........1
     Condensed  Consolidated  Statements  of  Operations
     For  the  three  months  ended  September  30,  1996  and  1995........2
     Condensed  Consolidated  Balance  Sheets  -
     September  30,  1996  and  December  31,  1995......................3
     Condensed  Consolidated  Statements  of  Cash  Flows  -
     For  the  nine  months  ended  September  30,  1996  and  1995.........4
     Notes  to  Condensed  Consolidated  Financial  Statements............5-11
     Item  2.          Management's  Discussion  and  Analysis  of  Financial
     Condition  and  Results  of  Operations......................12-22

PART  II          OTHER  INFORMATION
     Item  1.          Legal
Proceedings.............................................23
     Item  2.          Changes  in
Securities.........................................23
     Item  3.          Default  Upon  Senior
Securities.................................23
     Item  4.          Submission  of  Matters  to  a  Vote  of  Security
Holders............23
     Item  5.          Other
Information..............................................23
     Item  6.          Exhibits  and  Reports  on  Form
8-K...............................24

SIGNATURES.....................................................25

13

                       PART I - FINANCIAL INFORMATION

                     CASINO MAGIC CORP. AND SUBSIDIARIES

               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
     (UNAUDITED)


                                                              NINE  MONTHS  ENDED
                                                              SEPTEMBER  30,
                                                             1996            1995



REVENUES:
     Casino........................................$118,123,734   $126,991,812
     Food and beverage................................4,897,699      4,750,428
     Room.............................................1,442,641     1,943,621
     Royalty and management fees......................2,860,041     1,587,865
     Other operating income...........................1,439,795.......597,789
-------------------------------------------------------------------------------

          Total revenues............................128,763,910                                             135,871,515
-------------------------------------------------------------------------------  --------------------------------------

COSTS AND EXPENSES:
     Casino.........................................9,475,040      53,055,671
     Food and beverage..............................5,543,721       4,966,277
     Rooms............................................811,275         995,731
     Other operating costs and expenses.............1,883,661         972,163
     Advertising and marketing.....................15,288,395       18,703,291
     General and administrative.....................15,288,225      18,013,104
     Property operation, maintenance and energy cost.4,818,119       5,056,073
     Rents, property taxes and insurance                                         .............4,234,866       4,246,628
     Development expenses............................1,462,841       1,525,458
     Preopening expense.....................................--       1,940,785
     Depreciation and amortization..................12,564,323      10,762,792
-------------------------------------------------------------------------------

          Total costs and expenses.................111,370,466                                              120,237,973
-------------------------------------------------------------------------------  --------------------------------------

INCOME FROM OPERATIONS..............................17,393,444    15,633,542
-------------------------------------------------------------------------------

OTHER (INCOME) EXPENSE:
     Equity (income) loss from unconsolidated
          casino operations...........................(883,337)       (56,224)
     Interest expense, net...........................12,250,572    11,652,833
     Other............................................  259,598       177,099
     Write-off of in Porto Carras Casino, S.A........26,982,422            --
-------------------------------------------------------------------------------

          Total other expense........................38,609,255  11,773,708
-------------------------------------------------------------------------------

INCOME (LOSS) BEFORE INCOME TAXES:..................(21,215,811)     3,859,834

INCOME TAX EXPENSE (BENEFIT).........................(3,836,505)     1,732,928
-------------------------------------------------------------------------------

NET INCOME (LOSS) ................................$(17,379,306)     $2,126,906
===============================================================================

NET INCOME (LOSS) PER COMMON SHARE:
     Primary........................................$(.48)      $.06
===============================================================================
     Fully-diluted...............                  .$(.49)       $.06
===============================================================================
AVERAGE SHARES AND EQUIVALENTS OUTSTANDING:
     Primary.......................................  36,485,878    33,913,256
===============================================================================
     Fully-diluted........ ........................  35,387,280    33,951,218
===============================================================================


          SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                     CASINO MAGIC CORP. AND SUBSIDIARIES

               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
     (UNAUDITED)


                                                             THREE  MONTHS  ENDED
                                                            SEPTEMBER  30,
                                                             1996                1995



REVENUES:
     Casino..........................................$39,849,171 $43,553,337
     Food and beverage..................................1,718,984    1,797,133
     Rooms................................................505,075      729,859
     Royalty and management fees..........................730,034  1,291,716
     Other operating income................................467,971    145,592
--------------------------------------------------------------------------------

          Total revenues.................................43,271,235 47,517,637
--------------------------------------------------------------------------------
COSTS AND EXPENSES:
     Casino..............................................16,432,601 18,052,479
     Food and beverage....................................2,010,774  1,725,244
     Rooms..................................................279,844    350,650
     Other operating costs and expenses.....................721,940    326,188
     Advertising and marketing............................5,365,483   6,274,926
     General and administrative...........................5,422,144   5,383,581
     Property operation, maintenance and energy cost......1,681,739   1,728,713
     Rents, property taxes and insurance...................1,348,281  1,420,666
     Development expenses....................................473,117  398,162
     Preopening expenses.........................................--   (458,570)
     Depreciation and amortization........................4,179,874  4,090,317
--------------------------------------------------------------------------------

          Total costs and expenses.......................37,915,797  39,292,356
--------------------------------------------------------------------------------

INCOME FROM OPERATIONS.....................................5,355,438  8,225,281
--------------------------------------------------------------------------------

OTHER (INCOME) EXPENSE:
     Equity loss from unconsolidated casino operations....(290,088) (1,739,589)
     Interest expense, net...............................4,540,596  3,968,882
     Other.................................................146,616    544,133
     Write-off of in Porto Carras Casino, S.A.........  .                         26,982,422        --
                                                                                  --------------------

          Total other expense............................31,379,546  2,773,426
--------------------------------------------------------------------------------

INCOME (LOSS) BEFORE INCOME TAXES:.....................(26,024,108)  5,451,855

INCOME TAX EXPENSE (BENEFIT)............................(5,341,377)  2,049,844
--------------------------------------------------------------------------------

NET INCOME (LOSS).....................................$(20,682,731)  $3,402,011
================================================================================

NET INCOME (LOSS) PER COMMON SHARE:
     Primary...............................................$(.57)$.10
================================================================================
     Fully-diluted........................................$(.57)  $.10
================================================================================
AVERAGE SHARES AND EQUIVALENTS OUTSTANDING:
     Primary...........................................  36,403,759   35,783,30
================================================================================
     Fully-diluted  .....................................36,404,350  35,783,642
================================================================================


          SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                     CASINO MAGIC CORP. AND SUBSIDIARIES

                    CONDENSED CONSOLIDATED BALANCE SHEETS

                                   ASSETS


 SEPTEMBER  30,          DECEMBER31,
   1996              1995  (*)
   (UNAUDITED)



CURRENT ASSETS:
     Cash and cash equivalents                       $16,699,095  $30,755,698
Restricted cash.......................................37,816,861           --
     Other current assets.....                        . 16,551,141  17,325,354
-------------------------------------------------------------------------------

          Total current assets...........................71,067,097 48,081,052
-------------------------------------------------------------------------------

PROPERTY AND EQUIPMENT, NET............................249,199,965 169,791,757
-------------------------------------------------------------------------------

OTHER LONG-TERM ASSETS:
     Investment in unconsolidated subsidiaries                                   .............716,011 18,574,859
     Deferred gaming license cost.......................16,841,976        --
     Foreign casino concession agreement, net............9,726,174  10,437,845
     Other long-term assets                           ..26,071,861  21,545,329
-------------------------------------------------------------------------------

          Total other long-term assets                                           .................53,356,022  50,558,033
                                                                                 ----------------------------------------
                                                   $373,623,084 $268,430,842
===============================================================================


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES...................................  34,400,050  32,170,741
-------------------------------------------------------------------------------

OTHER LONG-TERM LIABILITIES............................  2,550,809   4,241,325
-------------------------------------------------------------------------------

LONG-TERM DEBT, NET OF CURRENT MATURITIES..............                          258,615,025 136,840,010
                                                                                 ----------------------------------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Common stock, $0.01 par, 50,000,000 shares authorized,
35,535,083 issued and outstanding at September 30, 1996 and
35,279,564 issued and outstanding at December 31, 1995                           .........355,351 352,796
Undesignated stock, 2,500,000 shares authorized, none issued
----Additional paid-in capital...........................66,485,475 66,087,413
 Retained earnings......................................11,696,979  29,076,285
Currency translation adjustments..........................(303,023)  (224,195)
Less unearned compensation................................ (177,582) (113,533)
-------------------------------------------------------------------------------

          Total shareholders' equity....................78,057,200                                             95,178,766
-------------------------------------------------------------------------------  ----------------------------------------
                                                   $373,623,084  $268,430,842
===============================================================================

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.
* DERIVED FROM AUDITED FINANCIAL STATEMENTS

 CASINO MAGIC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH  FLOWS
                                                                                                              (UNAUDITED)



     NINE  MONTHS  ENDED
       SEPTEMBER  30,
        1996                    1995



CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)...............................$(17,243,368) $2,216,906
     Adjustments for non-cash charges                                           ...................29,882,726 12,795,592
     Changes in assets and liabilities                                          ..................(5,687,216) 3,405,233
                                                                                ------------------------------------------
          NET CASH PROVIDED BY OPERATING ACTIVITIES                             ......6,952,142 18,417,731
                                                                                ------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisitions of property and equipment                                     ..........(42,202,267) (8,871,140)
     Acquisition of gaming license...................(15,000,000)        --
     Investments in unconsolidated subsidiaries................                                            --  (7,489,669)
     Decrease in marketable securities.........................--   8,744,233
     Other, net.......................................... 898,890  (2,374,716)
------------------------------------------------------------------------------
          NET CASH USED IN  INVESTING ACTIVITIES...                                                         ..(56,303,377)
                                                                                ------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of notes payable
        long-term debt...............................121,077,031    1,424,401
     Principal payments on notes payable
         and long-term deb.........................(48,230,214)   (2,803,934)
     Net proceeds from sale of common stock             264,676                                                 8,322,805
     Other.............................................      --       373,560
------------------------------------------------------------------------------
          NET CASH PROVIDED BY FINANCING ACTIVITIES                                                            73,111,493
                                                                                ------------------------------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                           23,760,258

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                  30,755,698   20,486,068
                                                                                ------------------------------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD............                            54,515,956  $36,229,339
                                                                                ==========================================

SUPPLEMENTAL CASH FLOW INFORMATION
CASH PAID DURING THE PERIOD FOR:
     Interest (net of amount capitalized)..........                             6,558,224  $7,665,034
     Income taxes (net of refunds)..................(7,587,982)                                                (4,236,206)

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
     Property and equipment and other asset acquisitions included in accounts and construction payable and accrued
         expenses                                        1,225,532   --
     Property and equipment financed with long-term debt                                                  46,416,570   --
     Gaming license acquisition financed with
        long-term debt....................................1,042,070    --
     Common stock granted to officers.......................135,398   --
     Reclassification of long-term liabilities
         to accrued expenses...............................250,000  7,210,000
     Acquisition of securities available-for-sale
        through sale of subsidiary.........................1,198,052      --
     Commitment for land option..................................--   750,000
     Write-off of unearned compensation......................--.....1,047,573
      Reserve for shut down of Porto Carras.................4,078,320  --
     Purchase of all the capital stock of
        Casino One Corporation for 2,125,000
          shares of Casino Magic Corp. stock...................--                                              12,617,187



CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)...............................$(17,243,368) $2,216,906
     Adjustments for non-cash charges
     Changes in assets and liabilities

          NET CASH PROVIDED BY OPERATING ACTIVITIES


CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisitions of property and equipment
     Acquisition of gaming license...................(15,000,000)        --
     Investments in unconsolidated subsidiaries................
     Decrease in marketable securities.........................--   8,744,233
     Other, net.......................................... 898,890  (2,374,716)
------------------------------------------------------------------------------
          NET CASH USED IN  INVESTING ACTIVITIES...                             (9,991,292)
                                                                                -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of notes payable
        long-term debt...............................121,077,031    1,424,401
     Principal payments on notes payable
         and long-term deb.........................(48,230,214)   (2,803,934)
     Net proceeds from sale of common stock             264,676
     Other.............................................      --       373,560
------------------------------------------------------------------------------
          NET CASH PROVIDED BY FINANCING ACTIVITIES                              7,316,832
                                                                                -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                            15,743,271

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD


CASH AND CASH EQUIVALENTS, END OF PERIOD............


SUPPLEMENTAL CASH FLOW INFORMATION
CASH PAID DURING THE PERIOD FOR:
     Interest (net of amount capitalized)..........
     Income taxes (net of refunds)..................(7,587,982)

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
     Property and equipment and other asset acquisitions included in accounts and construction payable and accrued
         expenses                                        1,225,532   --
     Property and equipment financed with long-term debt
     Gaming license acquisition financed with
        long-term debt....................................1,042,070    --
     Common stock granted to officers.......................135,398   --
     Reclassification of long-term liabilities
         to accrued expenses...............................250,000  7,210,000
     Acquisition of securities available-for-sale
        through sale of subsidiary.........................1,198,052      --
     Commitment for land option..................................--   750,000
     Write-off of unearned compensation......................--.....1,047,573
      Reserve for shut down of Porto Carras.................4,078,320  --
     Purchase of all the capital stock of
        Casino One Corporation for 2,125,000
          shares of Casino Magic Corp. stock...................--


          SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                     CASINO MAGIC CORP. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         (INFORMATION WITH RESPECT TO THE THREE AND NINE MONTHS ENDED
                  SEPTEMBER 30, 1996 AND 1995 IS UNAUDITED)

1.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, RISKS AND UNCERTAINTIES:

ORGANIZATION  AND  BASIS  OF  PRESENTATION:
The consolidated financial statements include the accounts of Casino Magic Corp. and its wholly-owned subsidiaries ("the Company"). All significant intercompany accounts and transactions have been eliminated. Investments in unconsolidated affiliates are accounted for using the equity method of accounting.
The Company conducts casino gaming operations in Bay St. Louis, Mississippi, Biloxi, Mississippi, in the Argentina Province of Neuquen in the cities of Neuquen City and San Martin de los Andes, and through a jointly owned company in Porto Carras, Greece; however, the Company anticipates that Porto Carras Casino will be closed or sold in the near future. See Note 2. The Company manages one casino facility in Xanthi, Greece. The Company opened casino gaming operations in Bossier City, Louisiana on October 4, 1996. Additionally, Casino Magic is pursuing gaming opportunities in other jurisdictions.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.
The accompanying unaudited condensed consolidated financial statements contain all adjustments which are, in the opinion of management, necessary for a fair statement of the results of the interim periods. The results of operations for the interim periods are not indicative of results of operations for an entire year.
It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.
Certain reclassifications have been made to 1995 amounts to conform with the September 30, 1996 presentation.
ACTIVITIES  OF  THE  COMPANY:
Casino Magic of Louisiana Corp. ("Louisiana Corp."), holds a license to operate riverboat gaming activities (referred to as "Casino Magic-Bossier City") in Bossier City Louisiana. Using a temporary facility, the Company began operations in Bossier City, Louisiana, on October 4, 1996, on a 23 acre parcel of land.
CERTAIN  SIGNIFICANT  RISKS  AND  UNCERTAINTIES:
Gaming regulation licensing. The Company has gaming operations in the United States and abroad that depends on the continued licensability or qualification of the Company and subsidiaries that hold gaming licenses in various jurisdictions. Such licensing and qualifications are reviewed and require renewal periodically by the gaming authorities in those jurisdictions. Competition. The gaming industry is extremely competitive and the Company faces competition from existing and proposed gaming operations in both the United States, specifically on the Mississippi Gulf Coast where the Company's two major casino facilities are located, and abroad. Casino Magic-Bossier City opened on October 4, 1996, and faces competition from three existing and proposed additional gaming operations in the Bossier City/Shreveport, Louisiana area.
Substantial leverage and ability to service debt. Following the consummation of the debt offering related to Casino Magic-Bossier City of $115,000,000 aggregate principal amount of first mortgage notes, which are non-recourse to the parent (see Note 5), the Company is highly leveraged, with substantial debt service in addition to construction and operating expenses.

                     CASINO MAGIC CORP. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         (INFORMATION WITH RESPECT TO THE THREE AND NINE MONTHS ENDED
                  SEPTEMBER 30, 1996 AND 1995 IS UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, RISKS AND UNCERTAINTIES (CONTINUED):

CERTAIN  SIGNIFICANT  RISKS  AND  UNCERTAINTIES  (CONTINUED):
Construction risks. Any construction project such as the Company's Casino Magic-Bossier City project entails significant construction risks, including, but not limited to, cost overruns, delays in receipt of governmental approvals, shortages of materials or skilled labor, labor disputes, unforeseen environmental or engineering problems, work stoppages, fire and other natural disasters, construction scheduling problems and weather interferences, any of which, if it occurred, could delay construction or result in a substantial increase in costs to the Company. Such risks may be compounded by the
Company's decision to construct Casino Magic-Bossier City on an accelerated schedule.
Foreign  operations.    The  Company  has  investments  and  net  assets  of
approximately $16.9 million in gaming operations in Argentina which are subject to risks associated with the distance of these casino facilities from the Company's executive offices, the stability of the relevant government and local economy, regulations imposed by a foreign government, the continued ability to repatriate cash, and currency exchange issues.
Severe weather. The Mississippi Gulf Coast is subject to severe weather, including hurricanes. Severe weather could cause damage to one or both of the Company's Mississippi casino facilities. The Company maintains insurance against casualty losses resulting from severe weather, and against business interruption. Such insurance may not adequately compensate the Company for loss of profits resulting from severe weather.
Pervasiveness of estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.          IMPAIRMENT  OF  LONG  LIVED  ASSETS
At September 30, 1996, management determined that its 49% equity investment in Porto Carras Casino S.A., and notes and accounts receivable relating to unpaid management fees and royalties, was impaired. Because of this impairment, management wrote off its investment in such gaming facilities in Porto Carras, Greece, ("Porto Carras") and in all unpaid notes and receivables related thereto. This charge included $16.0 million which represents the Company's investment in Porto Carras, $6.9 million in outstanding receivables and other assets, and an estimated $4.0 million shut down accrual. Management's decision was based, primarily, on recent results from the Company's Greek gaming facilities. In September 1996, Hyatt Corporation opened a new casino in the City of Thessaloniki, Porto Carras's primary market and was required by the Greek Government to charge an $8 admission tax compared to Porto Carras' $20 admission tax. Although the Company anticipated some revenue loss as a result of this increased competition and admission fee differential, the actual effects have been much greater than anticipated and resulted in a $2.0 million loss from operations at Porto Carras for the month of September 1996. Despite new marketing and cost containment efforts, these losses have continued; furthermore, the majority owner in Porto Carras venture has been unwilling or unable to advance any funds to the operation. Additionally, the majority owner has informed the Company that it does not intend to operate a substantial portion of the Porto Carras resort area, consisting of two hotels and amenities, during the 1997 season. These factors, among others, have led to the Company's decision to write off its investment in Porto Carras and will most likely lead to the closure or selling for a nominal amount of Porto Carras in the near future. The Company continues to explore its options, including a sale or liquidation of its share of Porto Carras.

                     CASINO MAGIC CORP. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         (INFORMATION WITH RESPECT TO THE THREE AND NINE MONTHS ENDED
                  SEPTEMBER 30, 1996 AND 1995 IS UNAUDITED)

3.          PROPERTY  AND  EQUIPMENT:
Property  and  equipment  consists  of  the  following:


    SEPTEMBER  30,            DECEMBER  31,
    1996        1995
     (UNAUDITED)



Land and improvements............................$66,822,229  $58,018,386
Buildings and improvements........................41,615,235  41,672,748
Barges and improvements...........................55,067,757  35,973,068
Crescent City Riverboat............................30,650,576    --
Leasehold improvements................................348,621  1,362,141
Furniture and equipment............................68,159,622 54,916,169
Construction in progress.........................  25,087,558  8,424,425
---------------------------------------------------------------------------

                                                  287,751,598 200,366,937
Less accumulated depreciation.....................(38,551,633)               (30,575,180)
---------------------------------------------------------------------------  ------------
                                                  $249,199,965$169,791,757
===========================================================================



In May 1996, Casino Magic, through its wholly-owned subsidiary, Jefferson Corp. acquired Crescent City Capital Development Corporation ("Crescent City"), for $50 million plus the assumption of up to $5.7 million in equipment liabilities. Jefferson Corp. paid $15 million in cash at closing and caused Crescent City to issue $35 million of 11.5% secured, three year notes ("Louisiana Notes"). Crescent City, which was the subject of a plan of reorganization under Chapter 11 of the U.S. Bankruptcy Code, at the time of the acquisition owned the Crescent City Queen riverboat ("Crescent City Riverboat"), gaming and related equipment, surveillance equipment and a license to conduct riverboat gaming operations in Louisiana. Crescent City emerged from the bankruptcy proceedings and the concurrent acquisition by Jefferson Corp. renamed as Casino Magic of Louisiana, Corp. ("Louisiana Corp.") The balances associated with the costs of the Crescent City
Riverboat, gaming license (shown under other assets) and various gaming equipment are comprised of the cost to acquire Louisiana Corp., additional costs incurred to operate and maintain the Crescent City Riverboat and capitalized interest. The acquisition of Crescent City by Jefferson Corp. was accounted for as a purchase.

The Crescent City Riverboat is stated at its estimated fair value. The allocation of the fair value of the acquired assets are subject to revisions within a one-year period from the date of acquisition based on subsequent events in accordance with the principles of purchase accounting.

The  Crescent  City  Riverboat  is  located  in  a  shipyard  in  Morgan City,
Louisiana.    Louisiana Corp. anticipates selling the Crescent City Riverboat.

Interest is capitalized during construction at the Company's weighted average interest rate. Interest is also capitalized on deferred gaming license cost (shown under other assets) as the license is an integral part of the riverboat casino and entertainment complex under development. For the period from May 13, 1996 through September 30, 1996, approximately $1,500,000 and $800,000 of interest cost was capitalized related to property and equipment and deferred gaming license cost, respectively.

                     CASINO MAGIC CORP. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         (INFORMATION WITH RESPECT TO THE THREE AND NINE MONTHS ENDED
                  SEPTEMBER 30, 1996 AND 1995 IS UNAUDITED)
4.          OTHER  ASSETS:
Included under other assets is "Deferred gaming license cost." Deferred gaming license costs represent the estimated fair value of the Louisiana gaming license, an asset acquired in conjunction with the purchase of Crescent City. This cost will be amortized on a straight-line basis over the estimated life of the license of twenty-five years, assuming subsequent renewals by Louisiana gaming regulators.

5.          LONG-TERM  DEBT:
Long-term debt, including capital lease obligations, consists of the following:


SEPTEMBER
30,DECEMBER31,
   1996      1995
 (UNAUDITED)




Notes payable, bank (a)............................$5,222,668  $2,765,423
Notes payable, equipment (b).........................4,340,896  --
Notes payable, land (c)..............................3,805,797  4,102,507
Capital lease obligations..............................273,322  259,557
Other (d),.............................................832,005  928,500
Louisiana First Mortgage Notes (as defined herein) (e)                                       115,000,000  --
First Mortgage Notes (as defined herein) (f)                                 ........135,000,000 135,000,000
     Unamortized original issue discount.........                            (2,373,147)  (2,620,232)
                                                                             --------------------------------
 ..................................................262,101,541  140,435,755
Less current maturities............................(3,486,516)  (3,595,745)
---------------------------------------------------------------------------

                                                  $258,615,025$36,840,010
===========================================================================



(a) Consist of three notes payable to banks. The detail of these notes is as follows: (i) $3,000,000 uncollateralized promissory note, payable in monthly installments of interest only through July 1996; thereafter, principal and interest based on a 60 month amortization through February 2000. The promissory note bears interest at prime plus 1% (9.25% at September 30, 1996) throughout the life of the note with a final balloon
payment  due  on  2000.    (ii)  $1,700,000  note  collateralized  by  gaming
equipment. The first payment is due 60 days following the opening of Casino Magic-Bossier City's gaming facility. The note is payable in thirty-six monthly payments of $53,463.49, including interest at prime plus
1/4%  (8.5%  at  September  30,  1996).    (iii)  $1,343,749  assumed  note
collateralized by the company jet. The note is payable in 40 remaining monthly payments of $35,000, including interest at prime plus 1% (9.25% at September 30, 1996) throughout the life of the note with a final balloon payment due October 1999.

(b) Note collateralized by gaming equipment. The first payment is due 60 days following the opening of Casino Magic-Bossier City's gaming facility. The note is payable in thirty-six monthly payments of $135,788.17, including interest at prime plus 1% (9.25% at September 30, 1996).

                     CASINO MAGIC CORP. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         (INFORMATION WITH RESPECT TO THE THREE AND NINE MONTHS ENDED
                  SEPTEMBER 30, 1996 AND 1995 IS UNAUDITED)

5.          LONG-TERM  DEBT  (CONTINUED):
(c) Consists of four notes payable for land acquisitions at June 30, 1996. The detail of the four notes is as follows: (i) $1,258,544 note payable in monthly installments of $14,446 including interest at prime plus 2% (10.25% at June 30, 1996), through April 1997;. (ii) $870,942 note payable in monthly installments of $12,134 including interest at 8% through July 2003. (iii) $3,000,000 note payable in monthly installments of $111,699 including interest at 8.75% through November 1998

(d)          Consists of various collateralized notes payable through the year
2004.    The  interest rates on these notes vary from 7.9% to 10% fixed rates.

(e) On August 22, 1996, a wholly owned subsidiary of the Company, Louisiana Corp., sold $115,000,000 million aggregate principal amount of 13%, First Mortgage Notes securities due in 2003 ("Louisiana First Mortgage Notes") with contingent interest. The Louisiana First Mortgage Notes are governed by an Indenture (the "Louisiana Indenture").

     Contingent Interest is payable on the Louisiana First Mortgage Notes, on each interest payment date, in an aggregate amount equal to 5% of Louisiana Corp. Adjusted Consolidated Cash Flow (this and other capitalized terms used in this note 5(e) and not elsewhere defined herein are as defined in the Louisiana Indenture) for the six-month period ending on June 30 or December 31 (each, a "Semiannual Period") most recently completed prior to such interest payment date; provided that no Contingent Interest is payable with respect to any period prior to the Commencement Date. Payment of all or a portion of any installment of Contingent Interest may be deferred, at the option of Louisiana Corp., if, and only to the extent that, (i) the payment of such portion of Contingent Interest will cause the Company's Adjusted Fixed Charge Coverage Ratio for Louisiana Corp.'s most recently completed Reference Period prior to such interest payment date to be less than 1.5 to 1.0 on a pro forma basis after giving effect to the assumed payment of such Contingent Interest and
(ii) the principal amount of the Louisiana First Mortgage Notes corresponding to such Contingent Interest has not then matured and become due and payable (at stated maturity, upon acceleration, upon redemption, upon maturity of a repurchase obligation or otherwise). The aggregate amount of Contingent
Interest payable in any Semiannual Period will be reduced pro rata for reductions in the outstanding principal amount of notes prior to the close of business on the record date immediately preceding such payment of Contingent Interest.

     The Louisiana Indenture pursuant to which the Louisiana First Mortgage Notes have been issued contains certain covenants that will limit the ability of the Company and its subsidiaries to, among other things, incur additional Indebtedness and issue preferred stock, pay dividends, make investments or make other restricted payments, incur liens, enter into mergers or consolidations, enter into transactions with affiliates or sell assets.

(f) On October 14, 1993, a wholly owned indirect subsidiary of the Company, Casino Magic Finance Corp. ("Finance Corp."), sold $135,000,000 in aggregate principal amount of 11 1/2% First Mortgage Notes due in 2001 (the "Finance Notes") and warrants to purchase 810,000 shares of Casino Magic Corp. common stock. Proceeds from the Notes were allocated by the underwriter between Finance Corp. and the Company based on the estimated fair market value at the time of issuance of the Finance Notes and the warrants in the amounts of $131,760,000 and $3,240,000 ($4 per warrant), respectively. The value of the warrants is treated as original issue discount for financial statement purposes, and is reflected in the balance sheet net of amortization as an adjustment to the carrying value of long-term debt. The Finance Notes are

                     CASINO MAGIC CORP. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         (INFORMATION WITH RESPECT TO THE THREE AND NINE MONTHS ENDED
                  SEPTEMBER 30, 1996 AND 1995 IS UNAUDITED)

5.          LONG-TERM  DEBT  (CONTINUED):
governed by an Indenture (the "Indenture") entered into on the same date between Finance Corp., the Company and IBJ Schroder Bank & Trust Company as the Trustee. Under Section 4.10 of the Indenture, the Company's ability to pay dividends on its common stock is restricted to an amount which is determined under a formula based primarily on the Company's future income, and is precluded upon the occurrence of an "Event of Default" as defined under the Indenture. Events of Default include, among other things, the failure to pay the interest or principal due on the Finance Notes, the entry of a judgment in excess of $10,000,000 against the Company or certain material subsidiaries, which is not discharged within 60 days after entry, and the default by the Company or certain material subsidiaries under indebtedness due to third parties. The Indenture also contains certain covenants that restrict, among other things, the making of certain investments, payments of dividends and other distributions, the incurrence of additional indebtedness and future guarantees of indebtedness, certain transactions with shareholders and affiliates, certain mergers and consolidations, certain asset sales and the creation of certain liens. Additionally, in Mississippi, where certain of the Company's subsidiaries are incorporated, laws exist which prohibit payments of dividends if such payments would create negative equity on a fair market value basis. The Finance Notes are secured by a pledge of the stock of Finance Corp., Bay St. Louis and Biloxi along with the accounts receivable, inventories, property and equipment, property held for development and deposits of Bay St. Louis and Biloxi. The book basis of these pledged assets is approximately $154,000,000 at September 30, 1996. The effective interest rate of the Notes is 13.06%. The proceeds from the Finance Notes were used to pay off substantially all outstanding obligations at October 14, 1993.

Maturities of the Company's long-term debt, including capital lease obligations, as of September 30, 1996, are  as  follows:
Year  ending  September  30,
1997.......................$3,486,515
1998........................5,931,587
1999........................3,442,888
2000..........................826,883
2001..........................240,039
Thereafter................250,546,775

Unamortized  original  issue  discount
                           (2,373,147)
                                                  $262,101,54
6.          GOLDIGGERS  SALE:
On June 13, 1996, the Company sold the capital stock of Atlantic-Pacific Corp., which operates "Goldiggers," a small casino-hotel in Deadwood, South Dakota, with approximately 8,500 square feet of gaming area and nine hotel rooms, to Royal Casino Group, Inc. ("RCG"), an unaffiliated party whose common stock trades on the NASDAQ market (ticker symbol WINZ.) Goldiggers generated revenues of $754,082 and a pre-tax operating cash flow deficit of approximately $210,028 during the first six months of 1996 and, except for its negative cash flow impact, had not been regarded by the Company as material to its operations for several years. In consideration for the sale of such stock, the Company received shares of RCG Series A Convertible Preferred Stock and warrants to acquire shares of RCG common stock. The Indenture required that at least 85% of the consideration received by the Company in respect of such asset sale be in the form of cash. By selling such securities for cash to a subsidiary that is not subject to the investment covenants of such Indenture,

                     CASINO MAGIC CORP. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              (INFORMATION WITH RESPECT TO THE NINE MONTHS ENDED
                  SEPTEMBER 30, 1996 AND 1995 IS UNAUDITED)

6.          GOLDIGGERS  SALE  (CONTINUED):
Management has taken steps which it believes are sufficient to cure such violation. The securities are held as of August 9, 1996, by Casino Magic American Corp., a wholly-owned subsidiary of the Company, and are valued on the Company's balance sheet at $1,350,156 at September 30, 1996.
7.          SUBSEQUENT  EVENTS:
On October 4, 1996, Louisiana Corp. began gaming operations, using a temporary facility in Bossier City, Louisiana.
On November 5, 1996, voters in Louisiana parishes Caddo and Bossier passed a referendum allowing for the continuation of riverboat gaming in the respective parish.

                     CASINO MAGIC CORP. AND SUBSIDIARIES

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussions regarding proposed Company developments and operations included in "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" and "NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS" contain forward looking statements that involve a number of risks and uncertainties. These forward-looking statements relate to: (i) completion of the golf course at Casino Magic-BSL in early 1997; (ii) the construction project at Bossier City, (iii) completion of a hotel in 1997 or 1998, and repositioning of the gaming facility, at Casino Magic-Biloxi; (iv) the pending closure of Porto Carras. (v) the Company's ability to fund planned developments and debt service obligations over the next twelve months with currently available cash and marketable securities and with cash flow from operations. Such construction projects entail significant construction risks, including, but not limited to, cost overruns, delay in receipt of governmental approvals, shortages in materials or skilled labor, labor disputes, unforeseen environmental or engineering problems, work stoppage, fire and other natural disasters, construction scheduling problems and weather interferences, any of which, if it occurred, could delay construction or result in a substantial increase in costs to the Company. Such risks may be compounded by the
Company's decision to construct Casino Magic-Bossier City on an accelerated schedule. The anticipated closure of Porto Carras could be affected by further deterioration or improvements in the operations prior to closure or unanticipated regulatory or other action by Greek authorities. The Company's ability to meet its consolidated debt obligations may be dependent upon the successful completion of Casino Magic-Bossier City and the other planned construction projects and the Company's future operating performance, which is itself dependent on a number of factors, many of which are outside of the Company's control, prevailing economic and competitive conditions and financial business regulatory and other factors affecting the Company's operations and business. In addition to the risks and uncertainties discussed above, other factors that could cause actual results to differ materially are detailed from time to time in the Company's reports filed with the Securities and Exchange Commission.

RESULTS  OF  OPERATIONS
The Company commenced operations in September 1992 as one of the first entrants in the Mississippi gaming market. Since late 1995, the Company has strengthened its management team with the addition of a new Chief Executive Officer, Chief Financial Officer and several other key executives who collectively possess substantial development and operational experience within the gaming industry. The Company believes that its new management team will enhance the Company's operational and financial performance through focused attention on its core Mississippi properties, Casino Magic-BSL and Casino Magic-Biloxi, and the focused development of its current projects, especially Casino Magic-Bossier City. In addition, management has placed a priority on defining and developing the "Magic" theme throughout its properties to enhance the customer experience, as well as to strengthen the "Casino Magic" brand identity.
The following table sets forth for the periods indicated certain operating information for the Company on a consolidated basis and for its existing properties. The principal operating entities are Mardi Gras Casino Corp. ("Casino Magic-BSL") and Biloxi Casino Corp. ("Casino Magic-Biloxi") both dockside casinos operating on the Gulf Coast of Mississippi (together referred to collectively as the "Casino Magic-Gulf Coast") and Casino Magic Neuquen SA, which operates gaming facilities at two casino sites in Neuquen and San Martin de los Andes, Argentina (together referred to collectively as "Casino Magic-Neuquen".) The Company also owns a 49% interest in Porto Carras Casino S.A. ("Porto Carras") which manages a casino at the Porto Carras resort approximately 60 miles south of Thessaloniki, Greece. The Company however, anticipates that Porto Carras will be closed or disposed of the in near future. The revenues, costs and expenses of Porto Carras were not included below as Porto Carras was accounted for under the equity method of accounting.

                     CASINO MAGIC CORP. AND SUBSIDIARIES

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS



                 THREE  MONTHS        NINE  MONTHS
                                       ENDED  SEPTEMBER  30,  ENDEDSEPTEMBER  30,
        1996      1995      1996    1995
     (Dollars  in  thousands)
     (Unaudited)



REVENUES:
     Casino Magic-BSL (1)               $21,592                            $                         22,369   63,630  66,641
     Casino Magic-Biloxi (2)               16,734  18,717  49,379  56,267
     Casino Magic-Neuquen (3)               4,215   4,373  12,141  9,607
     Corporate and Other (4)(5)               730   2,059   3,614   3,357
-------------------------------------------------------------------------
        Total revenues                                                     43,271  47,518 128,764 135,872
COST AND EXPENSES:
     Casino Magic-BSL                      16,804  18,328  49,335  53,513
     Casino Magic-Biloxi                   14,822                          14,724  42,285  44,793
     Casino Magic-Neuquen                   3,065   2,903   9,361   8,633
     Corporate and Other                                                   3,224   3,338  10,389  13,299
                                                                           ---------------------------------
         Total costs and expenses                                          37,915  39,293 111,370 120,238
INCOME (LOSS) FROM OPERATIONS:
     Casino Magic-BSL                       4,788  4,041  14,295  13,128
     Casino Magic-Biloxi                                                   1,912  3,993   7,094  11,474
     Casino Magic-Neuquen                                                  1150  1,470   2,780     974
     Corporate and Other                                                   (2,494) (1,279) (6,775) (9,942)
                                                                           ---------------------------------
          Total income from operations                                       5,356  $8,225 $17,394 $15,634
                                                                           =================================
______________________



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

                     CASINO MAGIC CORP. AND SUBSIDIARIES

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS  OF  OPERATIONS  (CONTINUED):
THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1995:
Consolidated revenues were $43.3 million for the third quarter of 1996, a decrease of $4.2 million from third quarter 1995 revenues of $47.5. Management believes the decline is attributable to intensified competition in the Biloxi market, where Casino Magic-Biloxi is located, the construction disruption caused by the development of a new buffet and kitchen at Casino Magic-BSL and the loss of revenues due to the sale of the Goldiggers gaming facility located in Deadwood, South Dakota, which the Company sold in June 1996. Casino Magic-Biloxi revenues declined $2.0 million or 11% in the third quarter of 1996 as compared to the same period in 1995. Competitive pressures will likely continue to effect Casino Magic-Biloxi revenues and operating margins until such time as the planned Casino Magic-Biloxi hotel is completed.
 Casino Magic-BSL revenues declined $0.8 million or 3.5% in the third quarter of 1996 as compared to the same period in 1995. The lack of revenues in the third quarter of 1996 from Goldiggers accounted for $0.8 million of the decrease in the third quarter of 1996 compared to the same period in 1995. Consolidated operating costs and expenses decreased $1.4 million, or 3.5%, from $39.3 million in the third quarter of 1995 to $37.9 million in the third quarter of 1996. Casino expenses declined $1.6 million from $18.0 million in the third quarter of 1995 to $16.4 million in the third quarter of 1996. This decline is primarily attributable to personnel reductions and the overall decline in gaming activities at Casino Magic-Gulf Coast. Advertising and marketing expenses declined $0.9 million in the third quarter of 1996 compared to the same period of 1995. This decrease is the result of management's decision to reduce marketing budgets and a reduction in management's emphasis on air charter programs to attract customers. Preopening expense in the third quarter of 1995 reflect a credit of $0.5 million due to an overaccrual in the second quarter of 1995. There were no preopening expenses in the third quarter of 1996.
Management's decision in the second quarter of 1996 to sell its gaming facility Goldiggers caused a reduction in overall consolidated operating costs and expenses of $0.8 million.
Consolidated income from operations decreased $2.7 million, or 34.9%, to $5.4 million in the third quarter of 1996 compared to $8.2 million in the third quarter of 1995. Operating margins (income from operations as a percentage of revenues) decreased from 17.3% to 12.5% over the comparative periods. Casino Magic-BSL's operating margin grew from 18.1% to 22.2%, Casino Magic-Biloxi's operating margin decreased from 21.3% to 11.4% and Casino Magic-Neuquen's operating margin decreased from 33.6% to 27.3%. The increased margin at Casino Magic-BSL is primarily due to cost-cutting measures. The decline in Casino Magic-Biloxi's margin is due to the decline in revenues from loss in market share along the Biloxi Strip. Casino Magic-Neuquen's decreased margin is attributable to a decline in revenues. Management fees and royalties declined in the third quarter of 1996 as compared to the same period in the 1995 by $0.6 million. Management fees and royalty income have minimal operating costs associated with them and any decline in the revenues levels have a significant impact on operating margins.
Consolidated other (income) expense (non-operating income and expenses) increased $28.6 million, to $31.4 million in the third quarter of 1996, compared to $2.8 million in the third quarter of 1995. Approximately $27.0 million of this increase is due to management's decision to write off its investment in its gaming facility in Porto Carras, Greece, where the Company has a 49% equity interest. Management's decision was based on recent results from Porto Carras. In August 1996, Hyatt Corporation opened a new casino in the City of Thessaloniki, Porto Carras' primary market and was required by the Greek Government to charge an $8 admission tax compared to Porto Carras' $20 admission tax. Although the Company anticipated some revenue loss as a result of this increased competition and

                     CASINO MAGIC CORP. AND SUBSIDIARIES

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS  OF  OPERATIONS  (CONTINUED):
admission tax differential, the actual effects have been much greater than anticipated and resulted in $2.0 million loss in operation at Porto Carras for the month of September 1996. Despite new marketing and cost containment efforts, these losses have continued; furthermore, the majority owner in Porto Carras venture has been unwilling or unable to advance any funds to the operation. Additionally, the majority owner has informed the Company that it does not intend to operate a substantial portion of the Porto Carras resort area, consisting of two hotels and amenities, during the 1997 season. These factors, among others, have led to the Company's decision to write off its investment in Porto Carras and will most likely lead to the closure or selling for a nominal amount of Porto Carras in the near future. The Company continues to explore its options, including a sale or liquidation of its share of Porto Carras. Interest expense, net, increased by $0.6 million in the third quarter of 1996 compared to the same period in 1995. This was due to the increased debt from the issuance of the $115,000,000 Louisiana First Mortgage Notes in August 1996.
The Company's effective tax rate for the third quarter of 1996 of approximately (20.5)% is the result of an allowance against deferred tax assets of approximately $3.4 million. This allowance reduces deferred tax assets, which relate primarily to the Porto Carras write off, to their estimated realizable value. The effective tax rate for the third quarter of 1995 of 37.5% is due to significant permanent tax differences.
The Company had a net loss of $20.7 million, or ($0.57) per share in the quarter ended September 30, 1996, compared to net income of $3.4 million, or $0.10 per share for the quarter ended September 30, 1995. The net decrease in the net income (loss) for the quarter is attributable to the write off of Porto Carras Casino S.A. and weaker operating margins for the comparative periods.
NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1995:
Consolidated revenues decreased $7.1 million, or 5.2%, to $128.8 million in the first nine months of 1996, compared to $135.9 million in the same period of 1995. Management believes that the decline in the 1996 revenues is primarily attributable to competition on the Gulf Coast of Mississippi where the majority of the Company's revenues are generated. Casino Magic-Biloxi revenues declined $6.9 million, or 12.2%, to $49.4 million in the first nine months of 1996, compared to $56.3 million in the first nine months of 1995. This decline is the result primarily of competing hotel/casino operations on either side of the Casino Magic-Biloxi with significantly greater amenities than Casino Magic-Biloxi. Competitive pressures will likely continue to effect Casino Magic-Biloxi revenues and operating margins until such time as the planned Casino Magic-Biloxi hotel is completed. Casino Magic-BSL revenues declined $3.0 million, or 4.5%, to $63.3 million in the first nine months of 1996, compared to $66.6 million in the first nine months of 1995, as a result of increased competition in the Gulf Coast and the New Orleans, Louisiana markets. The decline in revenues at Casino Magic-Gulf Coast was partially offset by an increase in revenues at Casino Magic-Neuquen to $12.1 million in the first nine months of 1996, compared to $9.6 million in the first nine months of 1995. The majority of the increase in revenues at Casino Magic-Neuquen is attributable to the increased slot revenues of $2.8 million. Slot revenues increased in 1996 compared to the same period in 1995 due to an increase in the number of slots at Casino Magic-Neuquen from 89 to 400 in May 1995. The remaining revenue increases at Casino Magic-Neuquen are due to increased customer counts and their influence on table game revenues and food and beverage revenues.

                     CASINO MAGIC CORP. AND SUBSIDIARIES

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS  OF  OPERATIONS  (CONTINUED):
Consolidated operating costs and expenses decreased $8.8 million, or 7.4%, from $120.2 million in the first nine months of 1995 to $111.4 million in the first nine months of 1996. Casino expenses declined $3.6 million from $53.1 million in the first nine months of 1995 to $49.5 million in the first nine months of 1996. This decline is primarily attributable to personnel reductions and the overall decline in gaming activities at Casino Magic-Gulf Coast. Food and Beverage expenses increased to $5.5 million in the first nine months of 1996 from $5.0 million in the first nine months of 1995. This increase is attributable to increased activity at Casino Magic-Neuquen. Other operating costs and expenses increased to $1.9 million in the first nine months of 1996 from $1.0 million during the same period in 1995. This increase is due to the Casino Magic-Gulf Coast properties in-house operation of their respective gift shops and the operations of a child-care facility at Casino Magic-BSL. Advertising and marketing expenses decreased $3.4 million in the first nine months of 1996 compared to the same period of 1995. This decrease is the result of management's decision to reduce marketing budgets and a reduction in management's emphasis on air charter programs to attract customers. General and administrative expenses decreased $2.8 million, or 15.1% in the first nine months of 1996 compared to the same period of 1995. The decline is a result of cost reduction measures implemented in early 1996, including the elimination of several corporate officer positions. In future periods this reduction will be partially offset due to additions in July 1996 to the Company's management of two key executive officer positions, Vice President/Chief Operating Officer and Vice President/Construction and Development.
Preopening expenses of $1.9 million (net of a $0.5 million overaccrual) were incurred in the first nine months of 1995, due to the opening of Porto Carras on May 18, 1995. There were no preopening expenses incurred in the first nine months of 1996. Depreciation and amortization increased $1.8 million, or
16.7%, in the first nine months of 1996 as compared to the same period in 1995. This increase is due to the addition of tangible depreciable property, the amortization of the investment costs in excess of equity interest in Porto Carras which was amortized for 105 days in the first nine months of 1995 and for a full nine months in 1996, and a change in 1996 in the method used to amortize the Company's land option deposits over the life of the option. Consolidated income from operations increased $1.8 million, or 7.4%, to $17.4 million in the first nine months of 1996 compared to $15.6 million in same period of 1995. Operating margins (income from operations as a percentage of revenues) grew from 11.5% to 13.5% over the comparative periods. Casino Magic-BSL's operating margin grew from 19.7% to 22.4%, Casino Magic-Biloxi's operating margin decreased from 20.4% to 14.4% and Casino Magic-Neuquen's operating margin increased from 10.1% to 22.3%. The increased margin at Casino Magic-BSL is primarily due to cost-cutting measures, the decline in Casino Magic-Biloxi's margin is due to the significant decline in revenues from loss in market share along the Biloxi Strip and Casino Magic-Neuquen's increased margin is attributable to the increase in the number of slot machines and the associated low cost revenues.
Consolidated other (income) expense (non-operating income and expenses) increased $26.8 million from $11.8 million to $38.6 million over the comparative periods. Approximately $27.0 million of this increase is due to management's decision to write off its investment in its gaming facility in Porto Carras, Greece, where the Company has a 49% equity interest. Management's decision was based on recent results from Porto Carras. In August 1996, Hyatt Corporation opened a new casino in the City of Thessaloniki, Porto Carras's primary market and was required by the Greek Government to charge an $8 admission tax compared to Porto Carras' $20 admission tax. Although the Company anticipated some revenue loss as a result of this increased competition and admission tax differential, the actual effects have been much greater than anticipated and resulted in $2.0 million loss in operation at Porto Carras for the month of

                     CASINO MAGIC CORP. AND SUBSIDIARIES

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS  OF  OPERATIONS  (CONTINUED):
September 1996. Despite new marketing and cost containment efforts, these losses have continued; furthermore, the majority owner in Porto Carras venture has been unwilling or unable to advance any funds to the operation. Additionally, the majority owner has informed the Company that it does not intend to operate a substantial portion of the Porto Carras resort area, consisting of two hotels and amenities, during the 1997 season. These factors, among others, have led to the Company's decision to write off its investment in Porto Carras and will most likely lead to the closure or selling for a nominal amount of Porto Carras in the near future. The Company continues to explore its options, including a sale or liquidation of its share of Porto Carras.
The Company's effective tax rate for the first nine months of 1996 of approximately (18.1%) is the result of an allowance against deferred tax assets of approximately $3.4 million. This allowance reduces deferred tax assets, which relate primarily to the Porto Carras write off, to their estimated realizable value. The effective tax rate for the third quarter of 1995 of 44.9% is due to significant permanent tax differences.
The Company had a net loss of $17.4 million, or ($0.48) per share in the current year's first nine months as compared to net income of $2.1 million, or $0.06 per share in the 1995 period. The decrease in the net income (loss) for the first nine months is attributable to the write off of Porto Carras Casino S.A. and weaker operating margins for the comparative periods.

                     CASINO MAGIC CORP. AND SUBSIDIARIES

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY  AND  CAPITAL  RESOURCES

At September 30, 1996, the Company had unrestricted cash and marketable securities of $16.7 million compared to cash and marketable securities of $30.8 million at December 31, 1995. In addition, the Company had $37.8 million in restricted cash relating to the Louisiana First Mortgage Notes (see discussion of offering below) for the construction of Casino Magic-Bossier. For the nine months ended September 30, 1996, the Company generated $7.0 million cash flow from operating activities and received $ 121.0 million of proceeds from the issuance of a long term note payables. The Company spent
$57.1  million  for  acquisitions  of  property, equipment and other long-term
assets  and  reduced  long  term  debt  by    47.4  million.
The Company expended approximately $11.2 million in capital improvements at Casino Magic-Gulf Coast during 1996, plans additional investments at Casino Magic-Gulf Coast, subject to the availability of financing.
The Company is pursuing gaming opportunities outside of Mississippi, primarily in Indiana.
In May 1996, Casino Magic, through its wholly-owned subsidiary, Jefferson Corp acquired Crescent City, for $50 million plus the assumption of up to $5.7 million in equipment liabilities. Jefferson Corp paid $15 million in cash at closing and caused Crescent City to issue $35 million of 11.5% secured, three year Louisiana Notes. Crescent City, which was the subject of a plan of reorganization under Chapter 11 of the U.S. Bankruptcy Code, at the time of the acquisition owned the Crescent City Riverboat, gaming and related equipment and surveillance equipment and a license to conduct riverboat gaming
operations  in  Louisiana.    Crescent  City  emerged  from  the  bankruptcy
proceedings and the concurrent acquisition by Jefferson Corp. renamed Casino Magic of Louisiana, Corp. The Crescent City Riverboat is one of the largest riverboats in the United States and could not be used at Casino Magic-Bossier City because of the Crescent City Riverboat's size. Therefore, the Company purchased a casino riverboat (the "Bossier Riverboat") for use at Casino Magic-Bossier City for $20 million. The intends to sell the Crescent City
Riverboat and the proceeds will be used to assist in the funding of Casino Magic-Bossier City. The Company can give no assurances that it will be able to sell the Crescent City Riverboat on acceptable terms or in a timely manner.
 The assets acquired as a part of the acquisition of Louisiana Corp., which included gaming, surveillance and related equipment, are being used at Casino Magic-Bossier City.
To fund the initial development of Casino Magic-Bossier City, on August 22, 1996 Louisiana Corp. sold $115.0 million aggregate principal amount of 13%
First Mortgage Notes due in 2003 with contingent interest. Contingent Interest is payable on the Louisiana First Mortgage Notes, on each interest payment date, in an aggregate amount equal to 5% of Louisiana Corp. Adjusted Consolidated Cash Flow (as defined in the Louisiana Indenture) for the six-month period ending on June 30 or December 31 (each, a "Semiannual Period") most recently completed prior to such interest payment date; provided that no Contingent Interest is payable with respect to any period prior to the Commencement Date (as defined in the Louisiana Indenture). Payment of all or a portion of any installment of Contingent Interest may be deferred, at the option of Louisiana Corp., if, and only to the extent that, (i) the payment of such portion of Contingent Interest will cause the Company's Adjusted Fixed Charge Coverage Ratio (as defined in the Louisiana Indenture) for Louisiana Corp.'s most recently completed Reference Period prior to such interest payment date to be less than 1.5 to 1.0 on a pro forma basis after giving effect to the assumed payment of such Contingent Interest and (ii) the principal amount of the Louisiana First Mortgage Notes corresponding to such Contingent Interest has not then matured and become due and payable at stated maturity, upon acceleration, upon redemption, upon maturity of a repurchase obligation or otherwise). The aggregate amount of Contingent Interest payable in any Semiannual Period will be reduced pro rata for reductions in the outstanding principal amount of notes prior to the close of business on the record date immediately preceding such payment of Contingent Interest.

                     CASINO MAGIC CORP. AND SUBSIDIARIES

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY  AND  CAPITAL  RESOURCES  (CONTINUED):
The Louisiana First Mortgage Notes are governed by the Louisiana Indenture which contains certain covenants that limit the ability of Louisiana Corp. and its subsidiaries to, among other things, incur additional Indebtedness and issue preferred stock, pay dividends, make investments or make other restricted payments, incur liens, enter into mergers or consolidations, enter into transactions with affiliates or sell assets.
Excluding amounts expended in May 1996 in connection with Jefferson Corp.'s acquisition of Louisiana Corp., the total project cost for Casino Magic-Bossier City is estimated to be $71.4 million which includes: (i) approximately $13.6 million expended for the acquisition of the 23-acre site,
(ii)  $20.0 million expended for the acquisition of the Bossier Riverboat, and
(iii) $37.8 million as the amended development and construction budget for the buildings and other improvements at Casino Magic-Bossier City (including approximately $8.4 million of preopening costs, opening bankroll and additional gaming equipment but excluding estimated fees and expenses and $11.7 million aggregate remaining reserves for completion costs, operating expenses and fixed interest). At the closing of the Louisiana First Mortgage Notes, approximately $45.2 million of the net proceeds thereof were deposited in collateral accounts (the "Cash Collateral Accounts") to be disbursed only in accordance with the Cash Collateral and Disbursement Agreement executed at the closing of the Louisiana First Mortgage Notes. As of November 14, 1996, all of the originally deposited amounts, plus accrued interest thereon, remained in the Interest Reserve Account (intended to fund the first payment of fixed interest on the Louisiana First Mortgage Notes in February 1997) and in the Operating Reserve Account (intended to fund operating losses, if any, occurring during the period of operations with temporary mooring, boarding and parking facilities which commenced October 4, 1996). As of October 18, 1996, the Company had finalized all plans and specifications for Casino Magic-Bossier City, had agreed upon a guaranteed maximum price of $19.4 million with its general contractor for completion of Casino Magic-Bossier City in accordance with such plans (although there can be no assurance that there will not be change orders to certain aspects of the project as construction continues that could increase the cost to an extent) and amended the construction budget to an extent that will require, in addition to the amount deposited in the Construction Disbursement Account, an additional $3.8 million to be funded from the Completion Reserve Account (established with an original deposit of $5.0 million to fund cost overruns arising in connection with developing and constructing Casino Magic-Bossier City).
The Company opened Casino Magic-Bossier City on October 4, 1996 using a temporary boarding facility. After the initial opening, the Company's plans for the development of Casino Magic-Bossier City are divided into two phases. The first phase includes 30,000 square feet of floating dockside casino space that has 985 slots and 44 table games. The plan also includes 1,550 parking spaces together with an entertainment and food and

                     CASINO MAGIC CORP. AND SUBSIDIARIES

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY  AND  CAPITAL  RESOURCES  (CONTINUED):
beverage pavilion. The second phase plans includes the construction of a 60,000 square feet entertainment facility and a 400-room convention hotel and related amenities, including restaurants, banquet space, a theater, a swimming pool, a health club and a child-care facility. The development and construction of the second phase improvements are largely dependent upon receipt of proceeds from a future sale of the Crescent City Riverboat and future operating cash flow of Casino Magic-Bossier City and no assurances can be given that such funds will become available or that such hotel and related facilities will ever be developed.
At September 30, 1996, management determined that its 49% equity investment in Porto Carras Casino S.A., and notes and accounts receivable relating to unpaid management fees and royalties, was impaired. Because of this impairment management wrote off its investment in its gaming facility in Porto Carras, Greece, where the Company has a 49% equity interest and all unpaid notes and receivables. This charge included $16.0 million which represents the Company's investment in Porto Carras, $6.9 million in outstanding receivables and other assets and a estimated $4.0 million shut down reserve. Management's decision was based on recent results from the Company's Greek gaming facilities. In September 1996, Hyatt Corporation opened a new casino in the City of Thessaloniki, Porto Carras's primary market and was required by the Greek Government to charge an $8 admission tax compared to Porto Carras' $20 admission tax. Although the Company anticipated some revenue loss as a result of this increased competition and admission fee differential, the actual effects have been much greater than anticipated and resulted in $2.0 million loss in operation at Porto Carras for the month of September 1996. Despite new marketing and cost containment efforts, these losses have continued; furthermore, the majority owner in Porto Carras venture has been unwilling or unable to advance any funds to the operation. Additionally, the majority owner has informed the Company that it does not intend to operate a substantial portion of the Porto Carras resort area, consisting of two hotels and amenities, during the 1997 season. These factors, among others, have led to the Company's decision to write off its investment in Porto Carras and will most likely lead to the closure or selling for a nomimal amount of Porto Carras in the near future. The Company continues to explore its options, including a sale or liquidation of its share of Porto Carras. Management believes that some additional funding for the closure of Porto Carras may be required. Management's belief is that the additional funding will not exceed $4.0 million.
The Company plans to construct a hotel at Casino Magic-Biloxi on top of the eight-story parking garage adjacent to the casino that will consist of approximately 380 rooms, including 85 suites. The hotel project has an estimated cost of $27 million. Construction on the hotel has commenced and completion is estimated for late 1997 or early 1998. Currently the hotel construction costs are initially anticipated to be funded out of the cash flow of the Company. The construction of the hotel based solely on the cash flow of the Company will impede timely completion of the construction project. In addition to the planned Biloxi hotel, the Company is considering a barge repositioning project has an estimated cost of $15 million. The plans to reposition the floating gaming facility at Casino Magic-Biloxi including providing the casino with a new facade. The repositioning of the gaming facility and the new facade will provide Casino Magic-Biloxi with an enhanced visual appeal from the Biloxi Strip. In future periods the Company may determine that additional debt or equity financing will be necessary to complete the hotel and barge repositioning at Casino Magic-Biloxi. However, until such time, the cash flow of the Company will be used to begin construction on the hotel. No assurances can be given that such funds will become available or that such hotel and related facilities will ever be developed.

                     CASINO MAGIC CORP. AND SUBSIDIARIES

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY  AND  CAPITAL  RESOURCES  (CONTINUED):
The Company has entered into discussions concerning the sale of Casino Magic-Neuquen, and has retained an investment banking firm to assist in the sale of Casino Magic-Neuquen. The Company anticipates if a sale is completed, that the sale proceeds would be used to further the development of Casino Magic-Gulf Coast, particularly Casino Magic-Biloxi. No assurances can be given that Casino Magic Neuquen will be sold and the sale proceeds will become available for the development of amenities at Casino Magic-Gulf Coast. The Company plans to continue the further development of Casino Magic-BSL into a destination resort. Construction is underway on a championship golf course designed by Palmer Course Design Company. The estimated total cost of the golf course is $12 million, of which approximately $8.5 million has been expended through September 30, 1996. The opening of the golf course is anticipated for early 1997. The golf course construction has been and will continue to be funded out of the Company's cash flow.
In May 1995, the Company entered into an agreement with Lakes Regional Greyhound Park ("LRGP"). Under the terms of the agreement the parties intend to form an entity to pursue a gaming development at LRGP's pari-mutual track in Belmont, New Hampshire. The entity will be equally owned by the Company and LRGP and the Company will manage gaming operations. Under the agreement the Company is obligated to provide up to $4 million in funding to the entity, of which the payment of $3 million is subject to certain contingencies, including the passage of legislation permitting gaming at racetracks in New Hampshire.
At September 30, 1996, the Company has, included in other assets, $2.1 million which has been paid for options to purchase land. The options expire at various times through the year 2000. The aggregate exercise price to purchase the underlying properties for options which are due to expire in 1997 is $1.3 million, and expiring beyond 1997 is $15 million. The Company's intent to excise these options will be based on the likelihood of obtaining a gaming license for the site at a future date.
In early 1996, the Company, through a wholly-owned subsidiary, entered into a consulting agreement with Sisseton-Wahpeton Dakota Nation ("Sisseton"). The agreement specifies that the Company will provide consulting services to Sisseton during the development and opening of a hotel and casino facility, on Tribal land, for a fee payable after the opening of the facility. The agreement also specifies that the Company will provide consulting services to Sisseton after the opening of the facility, which is anticipated in late
November 1996, for a period of two years and includes unlimited one year extensions. The fee for these services is based on gross revenues of the hotel and casino facility. This agreement replaces all previous agreements entered into between the Company and Sisseton.
In June 1996, Sisseton received a $17,500,000 loan for the construction of its planned hotel and casino development from a consortium of lenders, of which the Company, through a wholly-owned subsidiary, participated in the loan for up to $5 million, or a 28.6% participation. On July 11, 1996 the Company received payment in full of all outstanding amounts under a bridge loan agreement with Sisseton. The Company's participation in $17.5 million loan through November 12, 1996 is approximately $4.3 million.

                     CASINO MAGIC CORP. AND SUBSIDIARIES

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY  AND  CAPITAL  RESOURCES  (CONTINUED):
The Company commenced operations in 1995 outside the United States becoming subject to certain risks including foreign currency exchange, repatriation of earnings and profits, and adverse foreign tax treatment. In addition, the Company will incur the general business risk associated with operating in foreign countries where culture and business practices may vary significantly from that in the United States. Such risks could have a material impact on the operating results and liquidity of the Company.
On June 13, 1996, the Company sold the capital stock of Atlantic-Pacific Corp., which operates "Goldiggers," a small casino-hotel in Deadwood, South Dakota, with approximately 8,500 square feet of gaming area and nine hotel rooms, to Royal Casino Group, Inc. ("RCG"), an unaffiliated party whose common stock trades on the NASDAQ market (ticker symbol WINZ.) Goldiggers generated revenues of $754,082 and a pre-tax operating cash flow deficit of approximately $210,028 during the first six months of 1996 and, except for its negative cash flow impact, had not been regarded by the Company as material to its operations for several years. In consideration for the sale of such stock, the Company received shares of RCG Series A Convertible Preferred Stock and warrants to acquire shares of RCG common stock.
The Company will have a significant need for cash in 1996 and beyond in order to continue its planned pursuit of gaming opportunities and the continued development of its existing properties. The Company believes that cash and marketable securities at September 30, 1996, and cash flows from operations will be sufficient to service its operating and debt service requirements, including the completion of the golf course at Casino Magic-BSL, the hotel at Casino Magic-Biloxi and the expansion into the Bossier City, Louisiana market through, at least, the next twelve months, but are not sufficient to reposition and renovate the Casino Magic-Biloxi gaming facility or to engage in any other development activities, without additional debt or equity financing. Under the terms of the Indenture of the Finance Notes, Casino Magic Corp., Mardi Gras Casino Corp., Biloxi Casino Corp. and Casino Magic Finance Corp. have certain restrictions relative to additional borrowings and guarantees. Jefferson Corp and Louisiana Corp. have certain restrictions relative to additional borrowings and cash flow under the terms of the Louisiana Indenture. Although there are no assurances that the Company will be able to raise additional debt or equity financing on acceptable terms, the Company believes it possesses the ability to raise such additional financing to develop the Company's planned gaming properties if the need arises or defer these planned developments until such time as financing or cash is available.

                     CASINO MAGIC CORP. AND SUBSIDIARIES

                        PART II - OTHER INFORMATION

ITEM  1.    LEGAL  PROCEEDINGS

               On October 20, 1994, International Gaming Network, Inc., commenced litigation in Federal Court against Casino Magic Corp. by filing a Complaint with the U.S. District Court, District of South Dakota, Southern Division. Plaintiff, in that litigation, has alleged, among other things, that the Company intentionally and improperly interfered with Plaintiff's existing and perspective contractual, economic or business relationship with the Sisseton-Wahpeton Sioux Tribe, and seeks damages of $28,292,102. In April 1994, the Company entered into an agreement with the Tribe to develop and manage a gaming casino on tribal lands in northeastern South Dakota. (The Company has since canceled the management agreement and entered into a consulting agreement with the Tribe.) On November 9, 1994, the Company interposed an answer denying the allegations contained in Plaintiff's estimated range of potential loss, if any, which may be sustained by the Company in connection with this litigation, but believes the lawsuit is meritless and intends to vigorously defend the claim. The United States District Court, on October 7, 1996, filed a Judgment of Dismissal, dismissing all of Plaintiff's claims, pursuant to a Motion for Summary Judgment which had been brought by Casino Magic. Pursuant to a Notice of Appeal dated November 5, 1996, the Plaintiff has appealed the dismissal of its claims to the United States Court of Appeals for the Eight Circuit. The Company can furnish no opinion at this time concerning likelihood of a favorable outcome or an estimation range or potential loss, if any, which may be sustained by the Company in connection with this litigation, but believes the lawsuit is meritless and intends to vigorously defend the claim.

Reference is made to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and Form 10-Q for the quarter ended March 31, 1996 and June 30, 1996 on file with the Securities and Exchange Commission. During the quarter ended September 30, 1996 the Company was not party to any newly instituted legal proceedings and there have been no other material developments during such period to existing legal proceedings.

ITEM  2.    CHANGES  IN  SECURITIES

     None.

ITEM  3.    DEFAULTS  UPON  SENIOR  SECURITIES.

     None
ITEM  4.    SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY-HOLDERS

     None.

ITEM  5.  OTHER  INFORMATION

None.

                     CASINO MAGIC CORP. AND SUBSIDIARIES

                        PART II - OTHER INFORMATION
ITEM  6.    EXHIBITS  AND  REPORTS  ON  FORM  8-K.

(a)          Exhibits
4.1(1)        Form of Casino Magic of Louisiana Corp.'s ("Louisiana Corp") 13%
First Mortgage Notes due 2003 with Contingent Interest in the aggregate principal amount of $115,000,000.
4.2(1)         Form of Guarantee issued on August 22, 1996 by Jefferson Casino
Corporation.
4.3(1) Indenture dated as of August 22, 1996 by and among Louisiana Corp, First Union Bank of Connecticut, as Trustee, and the Guarantors named therein, for Louisiana Corp.'s $115,000,000 of 13% First Mortgage Notes due 2003 with contingent interest.
4.4(1)        Registration Rights Agreement dated as of August 22, 1996 by and among Louisiana Corp, the Guarantors named therein and the Initial Purchasers named therein.
4.5(1) Cash Collateral and Disbursement Agreement dated August 22, 1996 by and among Louisiana Corp, First Union Bank of Connecticut, as Trustee, and First National Bank of Commerce, as disbursement agent.
4.6(1) Security Agreement dated as of August 22, 1996 by and between First Union Bank of Connecticut, as Trustee, and Louisiana Corp, as Guarantor. 4.7(1) Stock Pledge and Security Agreement dated as of August 22, 1996 by and between First Union Bank of Connecticut, as Trustee, and Jefferson Casino Corporation, as Pledgor.
4.8(1)          Security Agreements dated as of August 22, 1996 by and between
First Union Bank of Connecticut, as Trustee, and Jefferson Casino Corporation. 4.9(1) First Preferred Ship Mortgages dated as of August 22, 1996 executed in favor of First Union Bank of Connecticut, as Trustee, by Louisiana Corp.
4.10(1)          First  Preferred  Ship  Mortgages dated as of August 22, 1996 executed in favor of First Union Bank of Connecticut, as Trustee, by Louisiana Corp.
4.11(1) Mortgage of Louisiana Corp dated as of August 22, 1996 executed in favor of First Union Bank of Connecticut, as Trustee.
4.12(1)          Cash  Collateral  and  Disbursement  Agreement.
4.13(1)          Form  of  Accounts  Pledge  Agreement.
4.14(1)          Note  Purchase  Agreement  dated  August  16,  1996.
4.15(1)          Collateral  Assignment  dated  August  22,  1996.
27.          Financial  Data  Schedule  (filed  electronically  only).
__________
(1)          Incorporated  by  reference  to  Casino  Magic of Louisiana Corp.
Registration  Statement  (No.  333-14535)  on Form s-4 dated October 21, 1996.

(b)          Reports  on  Form  8-K:

     Form 8-K filed on July 3, 1996, relating to a press release announcing the Company's consent solicitation and proposed senior debt offering of $145,000,000. This debt amount was issued in an alternative method on August 22, 1996.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CASINO  MAGIC  CORP.
Registrant


Date:      NOVEMBER  14,  1996          /S/  JAMES  E.  ERNST
     JAMES  E.  ERNST,  PRESIDENT
     AND  CHIEF  EXECUTIVE  OFFICER


Date:        NOVEMBER  14,  1996          /S/  JAY  S.  OSMAN
     JAY  S.  OSMAN,  CHIEF  FINANCIAL  OFFICER
     AND  TREASURER  (PRINCIPAL  FINANCIAL  AND
     ACCOUNTING  OFFICER)