Form 10-Q
period 1996-09-30
CASINO MAGIC CORP
filed 1996-11-20
CIK 891105

THIS DOCUMENT IS A COPY OF THE FORM 10-Q FILED ON NOVEMBER 14, 1996, PURSUANT
                 TO A RULE 201 TEMPORARY HARDSHIP EXEMPTION.

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

44

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

5.          LONG-TERM  DEBT:
Long-term debt, including capital lease obligations, consists of the following:


SEPTEMBER  30,DECEMBER31,
   1996      1995
 (UNAUDITED)


Notes payable, bank (a)............................$5,222,668  $2,765,423
Notes payable, equipment (b).........................4,340,896  --
Notes payable, land (c)..............................3,805,797  4,102,507
Capital lease obligations..............................273,322  259,557
Other (d),.............................................832,005  928,500
Louisiana First Mortgage Notes (as defined herein) (e) 115,000,000  --
First Mortgage Notes (as defined herein) (f) ........135,000,000 135,000,000
       Unamortized original issue discount......(2,373,147)  (2,620,232)

--------------------------------------------------------------------

Less current maturities............................(3,486,516)  (3,595,745)
-------------------------------------------------------------------


                                                  $258,615,025$36,840,010
====================================================================

(a)     Consist of three notes payable to banks.  The detail of these notes is as  follows:  (i)  $3,000,000  uncollateralized  promissory  note, payable in monthly installments of interest only through July 1996; there-after, principal and interest based on a 60 month amortization through February 2000. The promissory note bears interest at prime plus 1% (9.25%
at September 30, 1996) throughout the life of the note with a final balloon payment due on 2000. (ii) $1,700,000 note collateralized by gaming equipment. The first payment is due 60 days following the opening of
Casino Magic-Bossier City's gaming facility.    The note is payable in
thirty-six monthly payments of $53,463.49, including  interest  at  prime plus 1/4% (8.5% at September 30, 1996).  (iii) $1,343,749  assumed  note collateralized  by  the  company  jet.  The note is payable  in  40 remaining  monthly payments of $35,000, including interest at prime  plus
1% (9.25% at September 30, 1996) throughout the life of the note with a final balloon payment due October 1999.
(b) Note collateralized by gaming equipment. The first payment is due 60 days following the opening of Casino Magic-Bossier City's gaming facility. The note is payable in thirty-six monthly payments of $135,788.17, including interest at prime plus 1% (9.25% at September 30, 1996).

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