Form 10-K
period 1996-12-31
CASINO MAGIC CORP
filed 1997-03-31
CIK 891105

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K

      XAnnual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required) For Fiscal Year Ended December 31, 1996
     or
Transition Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 (No Fee Required) For the transition period from ______ to ______ Commission File No. 0-20712

                             CASINO MAGIC CORP.

            (Exact name of Registrant as specified in its charter)

           Minnesota                                 64-0817483
      (State or other jurisdiction of                   (I.R.S. Employer
    incorporation or organization)                  Identification Number)

            711 Casino Magic Drive, Bay Saint Louis, MS    39520
           (Address of principal executive offices)     (Zip Code)

      Registrant's telephone number, including area code: (601) 466-8000

         Securities registered pursuant to Section 12(b) of the Act:

                                    None
         Securities registered pursuant to Section 12(g) of the Act:

                                Common Stock
                               (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant was as of March 21, 1997. As of the close of business
, there wereshares of the Registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated herein by reference:

The discussions under the sections captioned ELECTION OF DIRECTORS," "EXECUTIVE COMPENSATION," "CERTAIN TRANSACTIONS" and "PRINCIPAL SHAREHOLDERS" to be included in the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission and delivered to the Registrant's shareholders pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, with respect to the 1997 annual meeting of shareholders of the Registrant are incorporated herein in response to Items 10, 11, 12 and 13 of Part III hereof, respectively.

                                    INDEX
                                                                          Page
                                    PART I
Item 1. - BUSINESS...................................................      1
Item 2. - PROPERTIES.................................................     23
Item 3. - LEGAL PROCEEDINGS..........................................     26
Item 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........     27
                                   PART II
Item 5. - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS........................................     27
Item 6. - SELECTED FINANCIAL DATA....................................     29
Item 7. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS........................     30
Item 8. - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA................     40
Item 9. - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
          ON ACCOUNTING AND FINANCIAL DISCLOSURE.....................     40
                                   PART III
Item 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
Item 11 - EXECUTIVE COMPENSATION
Item 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
Item 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Items 10, 11, 12 and 13 ARE INCORPORATED BY REFERENCE TO THE COMPANY'S 1997 DEFINITIVE PROXY STATEMENT
                                   PART IV
Item 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
           FORM 8-K .................................................     41
CONSOLIDATED FINANCIAL STATEMENTS....................................     F-1
EXHIBITS

                                   PART I.

ITEM 1.     BUSINESS

GENERAL

Casino Magic Corp., through its wholly owned subsidiaries, owns and operates casinos and related amenities primarily in the southeastern United States, including two dockside facilities on the Mississippi Gulf Coast at Bay St. Louis and Biloxi, Mississippi, and one dockside facility in Bossier City, Louisiana, which opened on October 4, 1996. In addition to its domestic operations, a Casino Magic Corp., through wholly owned subsidiaries, owns and operates two casinos in Neuqu n and San Mart n de los Andes, Argentina.

The following is a tabulation of the Company's operating casino properties at December 31, 1996:

                      Date          Casino
                   Commenced        Square          Slot     Table     Hotel
                    Business        Footage       Machines   Games     Rooms
                   ---------        -------       --------   -----    ------
Bay Saint Louis       9/92          39,500         1,101       44        201
Biloxi                6/93          47,700         1,196       36        --
Bossier City         10/96          30,000           986       44        --
Argentina             1/95          29,000           395       54        --
                                   -------        ------      ---       ----
Total                              146,200         3,678      178       201
                                   =======        ======      ===       ====

In May 1995, the Company opened a gaming facility in Porto Carras, Greece, in which the Company had a 49% equity ownership. In addition, since its inception in 1992, the Company owned and operated a small hotel and casino in Deadwood, South Dakota. In 1996, the Company sold its gaming facilities in
Deadwood, South Dakota, and its 49% ownership in a gaming facility in Porto Carras, Greece, primarily because of poor operating performance. In addition, during 1996, the Company terminated all management agreements in Greece.

Unless the context requires otherwise, reference in this Annual Report to the "Company" means Casino Magic Corp. and its relevant subsidiaries, and reference to "Casino Magic" means Casino Magic Corp. Casino Magic was incorporated under the laws of the State of Minnesota on April 17, 1992. The Company's principal executive and administrative offices are located at 711 Casino Magic Drive, Bay Saint Louis, Mississippi 39520. The Company's telephone number is (601) 466-8000.

INDUSTRY BACKGROUND
Until approximately 1988, legalized casino gaming in the United States was restricted substantially to the State of Nevada and the City of Atlantic City, New Jersey. Since then, legalized casino gaming has significantly expanded
throughout  the  United  States.    Numerous  states  have  legalized  either
land-based, riverboat or dockside gaming. At least 35 states sponsor lotteries, and several states sponsor the use of video poker, video blackjack, or video lottery machines in connection with their lotteries. Riverboat gaming is conducted on vessels which by law are required to leave their mooring and cruise during gaming operations. The laws generally require cruises to be of a certain duration, and will permit dockside gaming shortly preceding and following the cruise period. While dockside gaming must be conducted on a vessel in a body of water, the vessel is not required to leave its moorings, and customers may come and go at will. Dockside gaming was authorized in Mississippi in June 1990, but gaming operations did not commence until August 1992, with the opening of three dockside casinos in Biloxi. Riverboat and dockside gaming was legalized in Louisiana in 1991, but gaming operations did not begin until October 1993. Some states limit the amount that a gaming customer may bet or lose, which is referred to as "limited stakes gaming," and prohibit the issuance of house credit. The gaming laws of Mississippi and Louisiana permit 24-hour unlimited stakes gaming, and permit the issuance of house credit.

Since the passage of the 1988 Indian Gaming Regulatory Act, a significant number of North American Indian tribes have established gaming on Indian reservations. Gaming on Indian lands is subject to compacts that North American Indian tribes are required to enter into with the state in which the gaming takes place, which may or may not limit the nature of the tribe's gaming activity.
The expansion of gaming has also occurred in countries other than the United States. Numerous countries, including Argentina, have either adopted laws which permit gaming, or expanded such legislation to allow private enterprises to operate casinos. As in the United States, a significant motive for allowing or expanding gaming operations is the revenues generated for the government of the country in which the gaming activity is located.

FINANCIAL INFORMATION REGARDING SEGMENTS

See "Item 6.-SELECTED FINANCIAL DATA," "Item 14.-EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K" and the Consolidated Statements of Operations, page F-3 in the 1996 Financial Statements which accompany this report.

DOMESTIC OPERATIONS

  CASINO MAGIC-BSL

The casino at Bay Saint Louis, Mississippi (referred to herein as "Casino Magic-BSL") commenced operations on September 30, 1992, as the first dockside casino in Mississippi to operate on a barge rather than a traditional riverboat. The casino is located in a 17-acre marina that is part of a
591-acre Company-owned site located 1.5 miles north of U.S. Highway 90, approximately nine miles south of Interstate 10, and approximately 51 miles east of New Orleans, Louisiana. Casino Magic-BSL consists primarily of a 76,520 square foot facility with approximately 39,500 square feet of gaming space offering 1,101 slot machines, 44 table games and poker and keno. Other amenities within the facility include a 330-seat buffet restaurant, an 80-seat fine dining restaurant, a snack bar, a gift shop, a lounge area for live entertainment, a customer service center and office space. The Company owns and operates the 201-room "Casino Magic Inn" at Casino Magic-BSL which includes four deluxe suites, 20 junior suites, 177 standard and handicapped-accessible rooms, 1,500 square feet of banquet and meeting space, 2,000 square feet of outdoor terrace, and an outdoor swimming pool and Jacuzzi. Included at the Casino Magic-BSL complex is a 97-space recreational vechicle park and an 18-hole Arnold Palmer designed Championship Golf Course, which hosts an Arnold Palmer Golf Academy.

The Company has preliminary plans for further development of Casino Magic-BSL. These plans include the expansion and improvement of the existing casino, and the construction of a second hotel with such amenities as restaurants, shops, a swimming pool and convention space. There is no assurance that these plans for further development will be implemented or completed, or that the required funds will be available to the Company or, if available, on terms that are acceptable to the Company.

  CASINO MAGIC-BILOXI

The casino at Biloxi, Mississippi (referred herein as "Casino Magic-Biloxi") is located on the Gulf Coast south of and adjacent to U.S. Highway 90 in the middle of a four-casino strip. Biloxi is approximately 54 miles west of Mobile, Alabama and 27 miles east of Bay Saint Louis, Mississippi. Casino Magic-Biloxi encompasses 11 acres of land. Casino Magic-Biloxi, which opened in June 1993, consists of a 117,600 square foot facility, which contains a 47,700 square foot, three-level gaming area. The casino offers 1,196 slot machines and 36 table games. Other amenities include a 360-seat buffet, a fine dining restaurant, a McDonald's restaurant operated by a franchisee unaffiliated with the Company, two bars, a 250-seat lounge and entertainment area, a customer service area, a gift shop and office space. The property has an adjacent 700-space, eight-floor parking garage, 250 surface parking spaces and parking for approximately 30 tour buses across U.S. Highway 90. In addition, the Company shares an immediately adjacent 430-space parking facility with a neighboring casino.

In December 1996, the Company commenced construction of a 378-room hotel tower atop its existing parking garage at Casino Magic-Biloxi. When completed, the hotel is expected to be one of the tallest buildings in Biloxi. The hotel tower will have amenities such as a swimming pool and conference space and will include 86 suites.

Two additional major casino-hotels are expected to be added to the eight casinos currently operating in Biloxi within the next year. As competition in the Gulf Coast market intensifies, management believes the addition of an on-site hotel at Casino Magic-Biloxi will complement its central location and strengthen its competitive position.

Although the Company is taking steps to minimize the potential construction disruption on its existing operations at Casino Magic-Biloxi during the hotel construction, some disruption is expected. The Company has made provisions to maintain adequate parking throughout the construction process. Construction of the hotel is expected to be completed in the first quarter of 1998, although unexpected construction difficulties or lack of funding could delay such completion.

  CASINO MAGIC-BOSSIER CITY
The Company's dockside casino at Bossier City, Louisiana (referred to herein as "Casino Magic-Bossier City"), is located on 23 acres of land on the Red River, and is within one mile of Interstate 20. Bossier City is approximately 180-miles east of the Dallas/Fort Worth.
In May 1996, Casino Magic, through its wholly-owned subsidiary, Jefferson Casino Corp. ("Jefferson Corp.") acquired Crescent City Development Corporation, ("Crescent City") for $50 million plus the assumption of up to $5.7 million in equipment liabilities. Jefferson Corp paid $15 million in cash at closing and caused Crescent City to issue $35 million of 11.5% secured, three year notes. Crescent City, was the subject of a plan of reorganization under Chapter 11 of the U.S. Bankruptcy Code in 1996, and owned the Crescent City Queen ("Crescent City Riverboat"), a cruising riverboat outfitted for gaming. In addition, Crescent City owned a license to conduct riverboat gaming operations in Louisiana, as well as gaming, surveillance and other gaming related equipment. When Crescent City emerged from the bankruptcy proceedings in May 1996, it was acquired by Jefferson Corp. and renamed Casino Magic of Louisiana, Corp. (referred to herein as "Louisiana Corp.") Although Jefferson Corp. was required to purchase the Crescent City Riverboat to obtain the Louisiana gaming license, the Crescent City Riverboat is one of the largest riverboats in the United States and could not be used at Casino Magic-Bossier City because of its width. Therefore, the Company purchased a casino riverboat (the "Bossier Riverboat") for use at Casino Magic-Bossier City for $20 million. The Company intends to sell the Crescent City Riverboat, and use the proceeds of such sale to assist in the funding of the further development of Casino Magic-Bossier City. The Company can give no assurances that it will be able to sell the Crescent City Riverboat on acceptable terms or in a timely manner. The gaming, surveillance and related equipment acquired in the acquisition by Jefferson Corp. is being used at Casino Magic-Bossier City. To fund the initial development of Casino Magic-Bossier City, on August 22, 1996, Louisiana Corp. sold $115.0 million aggregate principal amount of 13% First Mortgage Notes due in 2003. (See Item 7 "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - LIQUIDITY AND CAPITAL RESOURCES.")

The Company opened Casino Magic-Bossier City on October 4, 1996 using a temporary boarding facility, and on December 31, 1996, opened the permanent facility. The Company's plans for the development of Casino Magic-Bossier City are divided into two phases. The first phase (which was completed on December 31, 1996) included construction of the existing 30,000 square foot floating dockside casino, a 37,000 square foot entertainment, food and beverage pavilion, a four story 1,500 space parking garage, and surface parking for 400 cars. The second phase plans include the construction of a 60,000 square foot entertainment facility and a 400-room convention hotel. The hotel is expected to house restaurants, banquet space, a theater, a swimming pool, a health club and a child-care facility. The development and construction of the second phase improvements are largely dependent upon receipt of proceeds from a future sale of the Crescent City Riverboat and future operating cash flow of Casino Magic-Bossier City. There is no assurance that such funds will become available or that such hotel and related facilities will ever be developed.

  GOLDIGGERS SALE

On June 13, 1996, the Company sold the capital stock of Atlantic-Pacific Corp., which operates "Goldiggers," a small casino-hotel in Deadwood, South Dakota, with approximately 8,500 square feet of gaming area and nine hotel rooms. Management's decision to sale Goldiggers was based on its continued disappointing operating results and negative cash flow. At the date of the sale, June 13, 1996, Goldiggers had accumulated losses of $1.8 million.

  CASINO MAGIC-NORTH DAKOTA

The Company, through a wholly-owned subsidiary, entered into a consulting agreement with the Sisseton-Wahpeton Dakota Nation ("Sisseton") to provide consulting services to Sisseton concerning the operation of a casino facility on Tribal land located adjacent to Interstate 29, 75 miles north of Fargo, North Dakota. The Company began providing these services in November 1996 after the opening of a temporary casino facility. Under this agreement, the Company will provide consulting services to Sisseton for a minimum period of two years. The fee for these services is based on gross revenues of the casino facility.

It is anticipated that Sisseton will contruct a permanent casino which will consist of approximately 25,000 square feet of gaming space housed in a facility totaling approximately 60,000 square feet. Casino Magic-North Dakota is operates approximately 1,000 gaming positions, including 600 slot machines and 40 table games, including poker, blackjack, craps, mini-baccarat, Caribbean Stud Poker , and other popular games. Casino Magic-North Dakota plans for the future a live keno parlor, a race book and a limited sports book. Future plans also include a construction of a 200-room hotel and a recreational vehicle park. Development of the project is subject to Sisseton obtaining additional financing.

  INTERNATIONAL OPERATIONS.

The Company has in the past pursued the management and the operation of casinos and related entertainment facilities outside of the United States. With the shift of the Company's focus, the Company does not anticipate pursuing similar arrangements in the foreseeable future. The following is a summary of the Company's current and recently terminated international operations.

  CASINO MAGIC-ARGENTINA

In December 1994, the Company, through its wholly-owned subsidiary, Casino Magic Neuqu n S.A., began gaming operations in the Argentine cities of Neuqu n and San Mart n de los Andes. The largest casino, located in the city of Neuquen, has approximately 27,000 square feet of gaming space and contains 40 table games, 342 slot machines and a 384-seat bingo facility. The smaller casino in San Mart n de los Andes, a ski town approximately 200 miles southwest of Neuquen City has approximately 2,000 square feet of gaming space, 53 slots and 14 table games. The Company has unrestricted rights to increase the number of gaming positions at both locations although the Company does not anticipate significant additional investment in Casino Magic-Argentina. Prior to December 1994, the two casinos were operated by the Neuquen provincial government.

  CASINO MAGIC-PORTO CARRAS SALE

At September 30, 1996, management determined that its 49% equity investment in Porto Carras Casino S.A.("Porto Carras, S.A."), was impaired. Because of this impairment, management wrote off its equity investment in Porto Carras, S.A., including all unpaid notes and receivables from Porto Carras, S.A..
Management's decision was based on results from Porto Carras, S.A. after Hyatt Corporation opened a new casino in September 1996 in the City of Thessaloniki, Porto Carras's primary market. The Greek Government allowed Hyatt Corporation to charge an $8 admission tax compared to a $20 admission tax required to be paid by Porto Carras, S.A. Although the Company anticipated some revenue loss as a result of this increased competition and admission fee differential, the actual effects were much greater than anticipated and resulted in an approximate $2.0 million operating loss at Porto Carras for the month of September 1996. Despite new marketing and cost containment efforts, these losses continued. Furthermore, the 51% owner of Porto Carras was unwilling or unable to advance any funds to the operation. Additionally, the majority owner informed the Company that it did not intend to operate a substantial portion of the Porto Carras resort area, consisting of two hotels and amenities, during the 1997 season. These factors, among others, led the Company to the decision to divest itself of its investment in Porto Carras Casino S.A. in December 1996.
In addition to management's decision to sale Porto Carras, all management agreements in effect to operate other casinos in Greece were terminated in December 1996.

FUTURE DEVELOPMENT

  INDIANA

Casino Magic, through its wholly owned subsidiary, Crawford County Casino, Corp. (" Indiana Corp.") is one of two applicants for the tenth gaming license expected to be issued in the State of Indiana. If successful in obtaining this gaming license, the Company plans to develop a riverboat casino and entertainment facility at a 160-acre site on the Ohio River in Crawford County, Indiana. As part of the development, it is anticipated that Indiana Corp. would purchase the Crescent City Riverboat from Louisiana Corp. for use at its Indiana gaming operation and move the boat to the Crawford County site.
 The Crescent City Riverboat is one of the largest gaming riverboats in the U.S., measuring approximately 430 feet by 100 feet, with a total area of 88,000 square feet on three decks. The Company estimates that it will require approximately $60 million to develop, contruct and equip a land-based facility to support the riverboat casino, including a 250-room hotel, a restaurant, and entertainment and parking facilities. The Company can give no assurances that a gaming license will be obtained in Indiana, or if obtained that sufficient capital to fund the Indiana project will be available.

  NEW HAMPSHIRE

In May 1995, the Company entered into an agreement with Lakes Regional Greyhound Park ("LRGP"). Under the terms of the Agreement, the parties intend to form an entity to pursue a gaming development at LRGP's pari-mutual track in Belmont, New Hampshire, if gaming is legalized in New Hampshire. The entity will be equally owned by the Company and LRGP, and the Company will manage gaming operations. Under the agreement with LRGP, the Company is obligated to provide up to $4 million in funding, $3 million of which is subject to certain contingencies including the passage of legislation permitting gaming at racetracks in New Hampshire. There is no assurance that the Company will have the funds to pursue such gaming opportunity.
  OTHER

The Company has purchased land and acquired options to lease land in states which have not legalized gaming activities. There can be no assurances that gaming will be legalized in these states. The cost of options and land deposits are being amortized over the life of the option or deposit. However, if a determination is made that a permanent impairment has occurred, the option or deposit is written down to its net realizable value.

  MARKETS AND MARKETING

  CASINO MAGIC-BSL AND CASINO MAGIC-BILOXI MARKETS

Casino Magic-BSL and Casino Magic-Biloxi are two of the ten casinos in operation in the Mississippi Gulf Coast market. Approximately 70% of the customers of these two casinos reside within 150 miles of the two sites. This primary market area includes a population of an estimated 4.5 million residents. New Orleans is approximately 51 miles west of Casino Magic-BSL, and Mobile, Alabama is approximately 54 miles east of Casino Magic-Biloxi. Previously, the market range was limited due to the lack of overnight, on-site accommodations on the Mississippi Gulf Coast. The opening of the 201-room Casino Magic Inn at Casino Magic-BSL has allowed the Company to expand its market range beyond the traditional 150-mile range. With the completion of the golf course in Casino Magic-BSL (opened February 19, 1997) and the anticipated completion in 1998 of the Casino Magic-Biloxi hotel, the Company expects to draw additional visitors from areas outside the 150-mile radius.

The major market for Casino Magic-BSL is approximately 51 miles away in the greater New Orleans metropolitan area where over 1.5 million adults reside. In addition to local residents, Casino Magic-Biloxi attracts customers from Mobile, Alabama, and Pensacola, Florida. The Mobile-Pensacola region is home to over 1,000,000 adult. Mobile and the Florida Panhandle area account for
nearly  half  of  Casino  Magic-Biloxi's  customers.    In  addition,  Casino
Magic-Biloxi's location in the middle of the Biloxi Strip better enables it to attract customers from surrounding casinos. Local gaming industry marketing surveys have indicated the typical non-resident gaming customer visits an average of three casinos.

CASINO MAGIC-BOSSIER CITY MARKET

Casino Magic-Bossier City is one of our four casinos operating in the Shreveport/Bossier City, Louisiana metropolitan area. Casino Magic-Bossier City's primary market is the 6.8 million adults residing within 200 miles of Bossier City, including persons residing in the Dallas-Forth Worth area which is located approximately 180 miles west of Casino Magic-Bossier City. Casino Magic-Bossier City's location will provide customers from the Dallas-FortWorth market easy and direct access from Interstate Highway 20, the major east-west artery connecting Dallas-Fort Worth to Bossier City. Other cities within 200 miles of Casino Magic-Bossier City include Longview, Texas, and Monroe, Louisiana.

  DOMESTIC MARKETING

The Company's marketing programs consist of a variety of advertising, direct mail and promotional programs intended to encourage more repeat visits to the Company's facilities. The Company's domestic marketing efforts include newspaper and direct mail advertising of its Magic Money Player's Club, special promotions, events and entertainment, and a motor coach program. The Magic Money Players Club is the most important marketing tool utilized by the Company. Like a frequent flier airline card or cash back credit card, it promotes customer loyalty and frequent use. Guests who enroll in this free club complete a questionnaire that provides the Company with useful demographic information. Specific groups can be targeted for direct-mail offers and promotions, and each member of the Magic Money Players Club receives a bi-monthly newsletter that includes upcoming events, entertainment schedules, current membership incentives and photos of recent winning patrons.
 The Magic Money Players Club also provides benefits to the customer such as cash rewards, club perquisites and a sense of belonging. Because gaming members earn points that are redeemable for cash, the Magic Money Players Club provides an effective way to give back to loyal customers a portion of their play. The reward levels are viewed as goals for the member and therefore increase length of stay and frequency of visits. Active members with high play levels are also rewarded with complimentary entertainment and event tickets as well as free dining and lodging. Since other commpeting casinos have similar "clubs", the preceived quality of such clubs is an important marketing factor.

The Company schedules mid-week gaming promotions to add to the Company's customer base, generate more frequent visits from its existing customers base, and increase the length of customer stay and play levels. In addition Casino Magic-BSL normally hosts four nationally televised boxing events per year to increase national exposure. Local advertising and direct mail are used to target the player base and the general public for large promotions. Additional direct-mail offers, including gaming packages, car drawings, free buffets, event tickets and party invitations, are sent to high-end players. Every promotion is monitored through the Magic Money Players Club for cost effectiveness. The success of each promotion not only depends on player appeal, but also the level of internal and external advertising related to the promotion.

Casino Magic-BSL and Casino Magic-Biloxi also actively promote motorcoach group package programs. The "Magic Bus" program is available Sunday through Thursday and includes a free bus trip to the property, a free breakfast or lunch and other benefits. Intended to maintain customer volume during traditionally non-peak times, Magic Bus programs originate at locations 50 to 150 miles from the properties, are completed in one day and are generally organized by one of the participants. Professional tour operators also organize bus trips which originate at locations more than 250 miles from the coast. These motorcoach groups will typically spend one or more nights away from home. Currently, Casino Magic-BSL and Casino Magic-Biloxi welcome over 10,000 motorcoach passengers each month. The motorcoach program experience that the Company has gained in Mississippi will be beneficial for the development of a similar program at Casino Magic-Bossier City.

The Mississippi Gulf Coast provides 35 miles of sandy beaches, and the area offers a variety of outdoor activities, including boating, sport fishing and golf. The Company's advertising, coupled with other casinos' marketing efforts and marketing campaigns by local tourism promotion agencies, promote the area as a desirable recreational and gaming location. It is hoped that these activities will have the affect of increasing the volume of compensating for future expansion of existing and new gaming facilities in Mississippi, Louisiana and neighboring states.


The Company recently established a new marketing research and analysis program to provide the Company with objective information related to competition, market potential, program profitability, customer attitudes and advertising effectiveness. The department is responsible for conducting monthly exit surveys to measure customer satisfaction, analyze the appeal of casino events and promotions, evaluate current competitive factors and measure the effectiveness of various advertising and promotional efforts.

CASINO MAGIC-ARGENTINA

The two casinos comprising Casino Magic-Neuquen are in the Province of Neuqu n located in west-central Argentina. The population within a 150-miles radius of those two cities is approximately 900,000. The cities of Neuqu n and San Mart n de los Andes are located near a number of Argentine tourist attractions including national parks, ski resorts and a wide variety of outdoor activities. The two cities have a combined total of more than 5,000 hotel rooms. The San Mart n de los Andes casino was moved in December 1995 to a location in the heart of the city. The Company believes that this move has resulted in an increase in business.

SEASONALITY

The Company's current gaming operations on the Mississippi Gulf Coast and in Bossier City, Louisiana, are subject to seasonal variation. Gaming revenues typically decline during the third and fourth quarters of the year. The operations of Casino Magic-Argentina, also experience similar seasonal variation due to reliance on tourism.

COMPETITION

  GENERAL

The Company has experienced intense competition due primarily to the recent and significant expansion of gaming on the Mississippi Gulf Coast. Many of the Company's competitors have greater name recognition, marketing capabilities and financial resources. In attempting to attract customers to its casinos, the Company faces, or may face, increasing competition from new casinos developed on the Mississippi Gulf Coast, in Northwest Louisiana and in surrounding market areas, and from established gaming centers such as those in Nevada and Atlantic City, New Jersey. The Company also faces competition from other forms of lawful gaming, such as state-sponsored lotteries and video lottery terminals, pari-mutuel betting on horse and dog racing, and bingo parlors as well as from other forms of entertainment. It is possible that increased competition could have a material adverse effect on the Company.
                                     10

  CASINO MAGIC-BSL AND CASINO MAGIC-BILOXI

The Mississippi gaming market is highly competitive. The Company's current Mississippi operations compete primarily with nine other dockside gaming casinos on the Mississippi Gulf Coast, all of which have been opened since August 1992. Seven competing facilities are located in Biloxi and two are located in Gulfport, approximately 10 miles from Biloxi. In addition, the Company believes that many of its competitors will add or enhance their existing amenities and competitors will enter the Mississippi Gulf Coast market. Mirage Resorts, Inc. has begun construction and has received a gaming license to open a casino and resort complex in Biloxi in 1998. In addition, the "Imperial Palace" casino is currently scheduled to open in Biloxi in July 1997. Both such developments include substantial hotels with 1,000 or more rooms each. Both Circus Circus and Hilton are attempting to develop casino resorts off of Interstate 10 in Bay Saint Louis just across the bay and north of Casino Magic-BSL. Both casinos, if developed, may be more easily accessed by customers coming from New Orleans, than Casino Magic-BSL. Intense competition on the Mississippi Gulf Coast has contributed to the closure of two gaming facilities in that area, and one other is operating under bankruptcy protection. Mississippi law does not limit the number of gaming licenses that may be granted. Any increase in the number of gaming facilities along the Mississippi Gulf Coast and surrounding areas could have a material adverse effect on the Company.

  CASINO MAGIC-BOSSIER CITY

There are currently fourteen riverboat casinos operating in Louisiana, all of which have opened since September 1993. Of these fourteen riverboat casinos, four are currently licensed and operate in the Bossier City/Shreveport market and offer substantially similar gaming facilities. Casino Magic-Bossier City faces competition from those existing operations, particularly to the extent that they add to or enhance existing amenities. For example, Binion's Horseshoe Casino has begun construction of a 606-room all suites hotel at its riverboat casino location in Bossier City. In addition, one riverboat owned by Hilton Corporation currently operating in the New Orleans market has received approval to relocate to the Bossier City market in late 1997 and a sixth gaming company, Hollywood Casino, has received approval to obtain a license to operate a dockside riverboat casino in the Bossier City/Shreveport area thus increasing competition in this area.

  TEXAS AND ALABAMA LEGALIZATION RISKS

Casino gaming is currently prohibited in several jurisdictions adjacent to Louisiana and Mississippi. As a result, residents of these jurisdictions, principally Texas and Alabama, comprise a significant portion of the customers of Casino Magic-BSL, Casino Magic-Biloxi and Casino Magic-Bossier City.

Although casino gaming is not currently permitted in Texas and the Texas Attorney General has issued an opinion that gaming in Texas would require an amendment to the Texas Constitution, the Texas Legislature has considered various proposals to authorize casino gaming. No gaming legislation was enacted in the most recent legislative session ended May 29, 1995. A constitutional amendment would require a two-thirds vote of those present and voting in each house of the Texas Legislature and approval by the electorate in a referendum. The legalization of casino gaming in Texas and the opening of one or more casinos in the Dallas/Fort Worth area, which is a major market for Bossier City/Shreveport gaming operations, would have a material adverse effect on Casino Magic-Bossier City operations.

Casino gaming is currently illegal in Alabama due to a constitutional prohibition against lotteries. Several attempts have been made to pass a resolution of the Alabama Legislature providing for a statewide referendum on the repeal of the pertinent section of the Alabama Constitution prohibiting lotteries (and thereby gaming). This action would require a three-fifths vote of each house of the legislature followed by a statewide referendum. Both the Governor and the Attorney General of Alabama have stated their opposition to the legalized casino gaming even though pari-mutuel wagering and limited charitable bingo exist within the state. The legalization of casino gaming in Alabama would have a material adverse effect on the Company's Mississippi operations, particularly Casino Magic-Biloxi, both because the Mobile metropolitan area is a major market for the Company's Casino Magic-Biloxi operation and because a substantial portion of the Company's customers are residents of areas east of Mobile including Florida and Georgia.

     ARGENTINA

The Company's two casinos in the Province of Neuqu n, Argentina, located in the cities of Neuqu n and San Mart n de los Andes are currently the only operating casinos in the Province of Neuqu n. There are, however, 44 government-operated casino operations throughout the country, including a casino in Chipolletti, across the Rio Negro River from the City of Neuquen in Rio Negro Province, and a casino in Rio Negro Province approximately 30 miles southeast of the city of Neuqu n. The Company's exclusive concession in the Province of Neuqu n is the second out of 12 which have been or will be awarded under the Argentine government's casino privatization program.

GOVERNMENT REGULATION

  DOMESTIC

The ownership and operation of a casino gaming business within the United States and other jurisdictions in which the Company operates are subject to extensive and complex governmental regulation and control under federal, state or local laws and regulations. These laws and regulations are subject to change including the repeal of laws which permit gaming. The Company and certain of its officers, directors, key employees, shareholders and other affiliates ("Regulated Persons") are subject to strict legal and regulatory requirements, including mandatory licensing and approval requirements, suitability requirements, and ongoing regulatory oversight with respect to such gaming operations. Such legal and regulatory requirements and oversight will be administered and exercised by the relevant regulatory agency or agencies in each jurisdiction.

The Company and the Regulated Persons will need to satisfy the licensing, approval and suitability requirements of each jurisdiction in which the Company seeks to become involved in gaming operations. Such requirements vary from jurisdiction to jurisdiction, but generally concern the responsibility, financial stability and character of the owners and managers of gaming operations, as well as persons financially interested or involved in operations. In general, the procedures for gaming licensing, approval and findings of suitability require that the Company and each Regulated Person to submit detailed background and financial information and that the Company demonstrate that the proposed gaming operation has adequate financial resources generated from suitable sources and adequate procedures to comply with the operating controls and requirements imposed by law and regulation in each jurisdiction. This submission is normally followed by a thorough investigation by the regulatory authorities. An application for any gaming license, approval or finding of suitability may be denied for any cause that the regulatory authorities deem reasonable. There can be no assurance that the Company or the Regulated Persons will obtain or maintain all of the necessary licenses, approvals and findings of suitability to permit the Company to continue its development plans. Once a license or approval is obtained, the Company will be required to periodically submit detailed financial and operating reports to regulatory authorities. Such licenses and approvals may be subject to periodic renewal and generally are not transferable. The regulatory authorities may at any time revoke, suspend, condition, limit or restrict a license, approval, or finding of suitability for any cause they deem reasonable. Fines for violations may be levied against the holder of a license and in some jurisdictions gaming operation revenues can be forfeited to the state under certain circumstances. The laws, regulations and procedures pertaining to gaming are subject to the interpretation of the regulatory authorities and may be amended. Any changes in such laws or regulations, or their current interpretations, could have a material adverse effect on the Company.

  MISSISSIPPI GAMING REGULATIONS
In 1990, the State of Mississippi legalized dockside casino gaming for counties along the Mississippi River and the Gulf Coast. The legislation gave each of those counties the opportunity to hold a referendum on whether to allow dockside casino gaming within its boundaries. Mississippi law permits gaming licensees to offer unlimited stakes gaming on a 24-hour basis. The law does not restrict the amount or percentage of space on a vessel that may be utilized for gaming. The legislation also does not limit the number of licenses that the Mississippi Gaming Commission (the "Mississippi Commission") can grant a particular area and does not impose different conditions on different licensees.

The ownership and operation of casino gaming facilities in Mississippi are subject to extensive state and local regulation. The Company, through its subsidiaries, holds licenses for Casino Magic-Biloxi and Casino Magic-BSL under the Mississippi Gaming Control Act (the "Mississippi Act"). Each license is site specific. The Company's current and proposed gaming operations are subject to the licensing and regulatory control of the Mississippi Commission and various federal, state, county and city regulatory agencies. The Mississippi Commission adopted regulations in furtherance of the Mississippi Act. These regulations have been amended from time to time since that date.
                                      13

The Company is required to submit detailed financial, operating and other reports to the Mississippi Commission. Substantially all loans, leases, sales of securities and similar financing transactions entered into by the Company must be reported to or approved by the Mississippi Commission. The Company is also required to periodically submit detailed financial and operating reports to the Mississippi Commission and furnish any other information which the Mississippi Commission may require.

Each of the directors, officers and certain key employees of the Company who are actively and directly engaged in the administration or supervision of gaming, or who have any other significant influence on the activities of the Company, must be found suitable therefor and may be required to be licensed by the Mississippi Commission. In practice, a finding of suitability of an individual is considered the same as licensing that individual. The finding of suitability requires submission of detailed personal financial information followed by a thorough investigation. Although certain current members of the Company's management have been found suitable in connection with the licensing of the Casino Magic-Biloxi and Casino Magic-BSL, there can be no assurance that additional key personnel or management persons who may be recruited from time to time by the Company will be found suitable by the Mississippi Commission, if the Mississipi Commission were to find a director, officer or key employee unsuitable for licensing or unsuitable to continue having a relationship with the Company, the Company would have to suspend, dismiss and sever all relationships with such person. The Company would have similar obligations with regard to any person who refuses to file appropriate applications. Each gaming employee must obtain a work permit. The Mississippi Commission may refuse to issue a work permit to a gaming employee for various grounds enumerated in the Mississippi Act, including if the employee has committed larceny, embezzlement or any crime of moral turpitude, or knowingly violated the Mississippi Act or Mississippi regulations, or for any other reasonable cause. Denial of a work permit is mandatory if the applicant has committed, attempted or conspired to commit a felony.

The licenses obtained by the Company have terms of two years and are not transferable. New licenses must be obtained at the end of each two-year period. There can be no assurance that new licenses can be obtained. The Mississippi Commission has the power to deny, limit, condition, revoke and suspend any license, finding of suitability or registration, and to fine any person as it deems reasonable and in the public interest, subject to an opportunity for a hearing. The Mississippi Commission may fine any licensee or other person who is subject to the Mississippi Act up to $100,000 for each violation of the Mississippi Act, which is the subject of an initial complaint, and up to $250,000 for each such violation which is the subject of any subsequent complaint. The Mississippi Act provides for judicial review of certain decisions of the Mississippi Commission by petition to a Mississippi circuit court, but the filing of such petition does not necessarily stay any such action taken by the Mississippi Commission pending a decision by the circuit court.

Any individual who is found to have a material relationship to, or material involvement with, the Company or, in the discretion of the Gaming Commission, any other person associated with a gaming establishment of the Company, may be required to be investigated in order to be found suitable or to be licensed as a business associate of the Company. Key employees, controlling persons or others who exercise significant influence upon the management or affairs of the Company may also be deemed to have such a relationship or involvement.

The Mississippi Act requires that owners of more than 10% of the Company's voting securities be found suitable by the Mississippi Commission. The statutes and regulations also give the Mississippi Commission the discretion to require a suitability finding with respect to anyone who acquires any security of the Company regardless of the percentage of ownership. The current policy of the Mississippi Commission is to require anyone acquiring 5% or more of any voting securities to be found suitable. If the owner of voting securities who is required to be found suitable is a corporation, partnership or trust, it must submit detailed business and financial information including a list of beneficial owners. The applicant is required to pay all costs of investigation.

Any owner of voting securities who is found unsuitable and who holds, directly or indirectly, any beneficial ownership of equity interests in the Company beyond such period of time as may be prescribed by the Mississippi Commission may be guilty of a misdemeanor. Additionally, any person who fails or refuses to apply for a finding of suitability or a license within 30 days after being ordered to do so by such Commission may be found unsuitable. The Company is subject to disciplinary action if, after it receives notice that a person is unsuitable to have any relationship with it, the Company (i) pays the unsuitable person any distributions or interest upon any securities of the Company or any payments or distribution of any kind whatsoever, (ii) recognizes the exercise, directly or indirectly, of any voting rights in its securities by the unsuitable person, or (iii) pays the unsuitable person any remuneration in any form for services rendered or otherwise, except in certain limited and specific circumstances.

The Company will be required to maintain current equity ownership ledgers in the State of Mississippi which may be examined by the Mississippi Commission at any time. If any securities are held in trust by an agent or by a nominee, the record holder may be required to disclose the identity of the beneficial owner to the Mississippi Commission. A failure to make such disclosure may be grounds for finding the record holder unsuitable. The Company also is required to render maximum assistance in determining the identity of the beneficial owner.

The Mississippi Act requires that certificates representing equity securities of the Company bear a legend to the general effect that the securities are subject to the Mississippi Act and regulations of the Mississippi Commission. The Mississippi Commission has the authority to grant a waiver from the legend requirement, which the Company has obtained. The Mississippi Commission has the power to impose additional restrictions on the holders of the Company's securities at any time through its power to regulate licenses.

The regulations provide that a change in control of the Company may not occur without the prior approval of the Mississippi Commission. Mississippi law prohibits the Company from making a public offering of its securities without the approval of the Mississippi Commission if any part of the proceeds of the offering is to be used to finance the construction, acquisition or operation of gaming facilities in Mississippi, or to retire or extend obligations incurred for one or more of such purposes.

The Mississippi Commission has enacted regulations requiring that, as a condition to licensure or renewal licensure, an applicant provide a plan to develop "infrastructure facilities" amounting to 25% of the cost of the casino and a parking facility capable of accommodating 500 cars. "Infrastructure facilities" include any of the following: a 250-room hotel, theme park, golf course, marina, tennis complex, or any other facilities approved by the Mississippi Commission, but such team does not include parking facilities, roads, sewage and water systems or civic facilities. The Mississippi Commission may reduce the number of rooms required in a hotel, where it is shown to the satisfaction of the Mississippi Commission that sufficient rooms are available to accommodate the anticipated number of visitors.

The Company's future gaming operations outside of Mississippi are also subject to approval by the Mississippi Commission.

  LOUISIANA GAMING REGULATIONS

In 1991 the Louisiana legislature enacted the Louisiana Riverboat Economic and Gaming Control Act, LSA-R.S. 4:501, et. seq. (the "Louisiana Gaming Act"). The Louisiana Gaming Act authorized the licensing of up to 15 riverboats to conduct gaming on designated rivers and waterways. Pursuant to the Louisiana Gaming Act, the Riverboat Gaming Commission (the "Louisiana Commission"), was created within the Department of Public Safety and Corrections for the State of Louisiana. Additionally, a riverboat gaming regulatory group within the Louisiana State Police was created. The Louisiana Gaming Commission and the State Police were authorized to and did promulgate the existing rules and regulations governing the licensing and operations of riverboats.

The Louisiana legislature in the First Extraordinary Session, 1996, enacted new legislation (the "Louisiana Board Act") which transferred the regulatory oversight of most gaming operations in Louisiana, including riverboat gaming, to the Gaming Control Board (the "Louisiana Board"), effective as of May 1, 1996. The Louisiana Commission was abolished as of that same date. The Louisiana Board will consist of nine members appointed by the Governor of Louisiana. As of December 31, 1996, the chairman and five members of the Louisiana Board have been appointed, which constitutes a quorum necessary for the Louisiana Board to conduct business. At the first meeting of the Louisiana Board, which was held on July 19, 1996, the Louisiana Board adopted an internal board policy, a travel policy, a declaration of emergency, and emergency rules 101 through 104. Rule 101 provides definitions of the Louisiana Board, the Chairman of the Louisiana Board (the "Chairman") and the Department of Public Safety (the "Department"). Rule 102 authorizes the
Department to issue to qualified applicants non-key gaming employee permits and non-gaming vendor licenses and to renew licenses for the operation of video poker devices at facilities with no more than three video poker devices.

Rule 102 further authorizes the Department to determine an applicant's qualifications in accordance with the current laws. Rule 103 put in place a procedure for appeals by applicants whose renewals have been denied. Finally, Rule 104 is a general delegation of power to the Chairman to exercise all posers and authority of the Louisiana Board, except the Chairman shall not:

1.     enter into contracts in excess of $100,000;
2.     adopt rules:
3.     enter into the casino operating contract on behalf of the Louisiana
       Board;
4. issue a riverboat gaming operator license, provided that the Chairman may determine that conditions imposed on a conditionally licensed riverboat gaming operator have been met;
5.     approve changes of the berth or design specifications of a riverboat;
       or
6. approve transfers of ownership interests in a riverboat gaming operator licensee, the casino gaming operator, or a qualified video-poker truck-stop facility.

The Louisiana Board is empowered to regulate four forms of gaming activities and operations in the state: riverboat, video poker, the land-based casino in New Orleans, and all state regulated aspects of Indian gaming. (Excluded is the regulation and oversight of horse racing and off-track betting, the state lottery, and charitable gaming.) Accordingly, the Louisiana Board has all regulatory authority, control, and jurisdiction, including investigation, licensing, and enforcement, and all power incidental to or necessary for such regulatory authority, control and jurisdiction, over all aspects of gaming activities and operations as authorized pursuant to the provisions of the Louisiana Gaming Act, the Louisiana Economic Development and Gaming Corporation Act (Land-Based Casino in New Orleans), and the Video Draw Poker Devices Control Act.

The Louisiana Board has been authorized to promulgate rules and regulations to govern the aforesaid types of gaming in Louisiana; however, all administrative rules and regulations promulgated by entities whose powers have been transferred to the Louisiana Board are to be considered valid and remain in effect until repealed by the Louisiana Board.

The construction, ownership and operation of riverboat gaming vessels will now be subject to regulation by the Louisiana Board. The independent authority previously granted to the State Police by the Louisiana Gaming Act has been significantly reduced by the Louisiana Control Board Act. The State Police will now conduct investigations and audits regarding the qualifications of applicants for licenses or permits requiring suitability determinations, submit all investigative reports to the Louisiana Board, conduct audits to assist the Louisiana Board, issue certain licenses and permits in accordance with rules adopted by the Louisiana Board, and perform all other duties and functions necessary for the efficient and thorough regulation and control of gaming activities and operations under the Louisiana Board's jurisdiction.

The Louisiana Board Act did not repeal the Louisiana Gaming Act, the original 1991 statute authorizing riverboat gaming in Louisiana, but rather amended it to transfer licensing and regulatory authority to the Louisiana Board and to redefine the authority of the State Police. Otherwise the Louisiana Gaming Act remains in effect. Accordingly, the Louisiana Gaming Act continues to authorize up to 15 licenses to conduct gaming activities on riverboats, with no more than six licenses to be granted to riverboats operating in any one parish.

Local regulation remains restricted to the imposition of an admission fee of up to $2.50 per passenger ($3.00 per passenger in Shreveport and Bossier
City).

On  November  5,  1996,  voters  in both Caddo and Bossier parishes approved a continuation of riverboat gaming in such parishes. Voters in all other Louisiana parishes in which riverboat gaming is currently conducted also approved a continuation of that form of gaming in their respective parishes. Current Louisiana law limits the number of riverboat casino licenses in the state to 15, all of which have been awarded, and limits the concentration of riverboat casino licenses in any one parish to six. Six of those licenses (including the Company's, another recently approved relocation from the New Orleans market) have been granted in the Bossier City/Shreveport market which encompasses both the Caddo and Bossier parishes. The relative success of gaming operations in the Bossier City/Shreveport market, as compared to other Louisiana markets, may increase the possibility that existing licenses may be relocated to the Bossier City/Shreveport market. However, the relocation of existing licenses to another parish or of riverboats within the same parish will be restricted by the Constitutional Amendment which requires, among other things, a local parish-wide election to approve, by majority vote, the licensing of any additional riverboats in a parish with existing licensed riverboats or the relocation of any operating riverboat to a different berth in the same parish.

During September, 1996, in a statewide election, a Constitutional Amendment was approved by voters statewide, which requires local option elections in parishes before new forms of gaming may be conducted therein or before existing forms of gaming may be conducted in new areas. For example, the Constitutional Amendment requires a local option referendum before an additional riverboat could move into a parish, regardless of whether such parish had authorized the continuation of riverboat gaming in such parish in the Louisiana Referendum. In this respect, (i.e., relocation of riverboat gaming vessels to new locations) the Constitutional Amendment would appear to be more restrictive than the legislation requiring the Louisiana Referendum.

Licenses may be and have been issued for dockside riverboat gaming along the Red River in the Shreveport/Bossier City area. Dockside gaming is presently prohibited at other locations in the state. A riverboat gaming license has an initial term of five years, with subsequent annual renewals thereafter. Pursuant to the decision of the State Police at a hearing held on April 30, 1996, the Louisiana riverboat gaming license acquired by the Company has an unexpired term of five years less the sixty-five days that the previous licensee conducted riverboat gaming operations. The unexpired term of the license recommenced on October 4, 1996 the date that the Company began riverboat gaming operations in Bossier City. The application for renewal consists of a sworn statement of all changes in information, including financial information, provided in any previous applications. The transfer of a license is prohibited. The Louisiana Board may restrict, suspend or revoke a license or permit. Suspension or revocation of any license or permit would have a material adverse effect upon the business of the Company.

Pursuant to the existing laws, rules and regulations, the Company must submit detailed financial, operating and other reports to the Louisiana Board periodically. Substantially all loans, leases, private sales of securities, extensions of credit and similar financing transactions entered into by any of the Regulated Persons, including the sale and issuance of the Senior Notes offered hereby, must be reported to the Louisiana Board within thirty days after the consummation of any such transactions. The Louisiana Board is required to investigate all reported loans or extensions of credit, and to either approve or disapprove same. If disapproved, the pertinent loan or extension of credit must be rescinded by the appropriate Regulated Person. The Company is also required to periodically submit detailed financial and operating reports to the Louisiana Board and furnish any other information which the Louisiana Board may require.

The applicant for a gaming license, its directors, officers, key personnel, partners, and persons holding a 5% or greater interest in the applicant will be required to be found suitable by the Louisiana Board. This requires the filing of an extensive application to the Louisiana Board disclosing personal, financial, criminal, business and other information. The applicant is required to pay all costs of investigation. There can be no assurance that such person will be found suitable by the Louisiana Board. An application for licensing of an individual may be denied for any cause deemed reasonable by the Louisiana Board. Any individual who is found to have a material relationship to or a material involvement with, the Company may be required to be investigated in order to be found suitable or be licensed as a business associate of an applicant. Key employees, controlling persons or others who exercise significant influence upon the management or affairs of the Company may also be deemed to have such a relationship or involvement.

If the Louisiana Board were to find a director, officer or key employee unsuitable for licensing or unsuitable to continue having a relationship with an applicant, the applicant would have to suspend, dismiss and sever all relationships with such person. The applicant would have similar obligations with regard to any person who refuses to file appropriate applications. Each gaming employee must obtain a gaming employee permit which may be revoked upon the occurrence of certain specified events.

The sale, assignment, transfer, pledge or disposition of securities which represent 5% of more of the total outstanding shares issued by a corporate licensee is subject to Louisiana Board approval. After a license is granted, any person acquiring an economic interest of 5% or more in a license must obtain the Louisiana Board's prior approval for the transaction. Failure to obtain that approval is grounds for license revocation. A security issued by a corporate license must generally disclose these restrictions.

If the Louisiana Board finds that an individual holder of a corporate licensee's securities or a director, partner, officer or manager of the licensee is not qualified pursuant to the existing laws, rules and regulations, and if as a result the licensee is no longer qualified to continue as a licensee, it can propose action necessary to protect the public interest, including the suspension or revocation of a license or permit. It may also issue, under penalty of revocation of license, a condition of disqualification naming the person and declaring that such person may not (a) receive dividends or interest on securities of the licensee, (b) exercise any right conferred by securities of the licensee, (c) receive remuneration or any other economic benefit from the licensee or continue in an ownership or economic interest in the licensee or remain as a director, partner, officer, or manager of the licensee.

  FOREIGN

The Provincial Government of Neuqu n, Argentina enacted a casino privatization program to issue 12-year exclusive concession agreements to operate existing casinos. The Company's two casinos are the only casinos in the province of Neuqu n, in west central Argentina, and are located in Neuqu n City and San Mart n de los Andes. The casinos had previously been operated by the provincial government. The Ministry of Finance of Argentina has adopted a modified regulatory system for casinos, based on the regulatory system utilized by the State of Nevada, and such regulatory system is being administered by the Provincial Government of Neuqu n. The Company cannot predict what effect the enactment of other laws, regulations or pronouncements relating to casino operations may have on the operations of the Casino Magic-Argentina.

  NATIVE AMERICAN GAMING REGULATION

Gaming on Native American land is regulated by federal, state and tribal governments. The operation of Native American gaming facilities may be subject to regulation by the Bureau of Indian affairs, National Indian Gaming Commission and the Tribal Gaming Commission. The regulations and guidelines pursuant to which governmental bodies will administer gaming statutes and regulations are incomplete and evolving. Such statutes and regulations are subject to interpretation and may be subject to judicial and legislative clarification or amendment.

The Sisseton-Whapeton Dakota Nation has entered into a compact for class III gaming with the State of North Dakota, which has been approved by the Secretary of the Interior. Under that compact, no person may wager more than $50 in any single betting transaction. Games authorized in the compact include reel slots, video poker, video keno, black jack, poker, pai gow poker, Caribbean Stud Poker, craps, pari-mutuel and simulcast betting and sports and Calcutta pools, among others.

   NON-GAMING REGULATION

The Company is subject to certain federal, state and local safety and health laws, regulations and ordinances that apply to non-gaming businesses generally, such as the Clean Air Act, Clean Water Act, Occupational Safety and Health Act, Resource Conservation Recovery Act and the Comprehensive Environmental Response, Compensation and Liability Act. The Company has not made, and does not anticipate making, material expenditures with respect to such environmental laws and regulations. However, the coverage and attendant compliance costs associated with such laws, regulations and ordinances may result in future additional costs to the Company's operations. For example, in 1990 the U.S. Congress enacted the Oil Pollution Act to consolidate and rationalize mechanisms under various oil spill response laws. The Department of Transportation has proposed regulations requiring owners and operators of certain vessels to establish through the U.S. Coast Guard evidence of financial responsibility in the amount of $5.5 million for clean-up of oil pollution. This requirement would be satisfied by either proof of adequate insurance (including self-insurance) or the posting of a surety bond or guaranty.

Traditional riverboats capable of cruising, including those that are not required to cruise, must comply with U.S. Coast Guard requirements as to boat design, on-board facilities, equipment, personnel and safety. Each of them must hold a Certificate of Seaworthiness or must be approved by the American Bureau of Shipping ("ABS") Building Code. The U.S. Coast Guard requirements establish design standards, set limits on the operation of the vessels and require individual licensing of all personnel involved with the operation of the vessels. Loss of a vessel's Certificate of Seaworthiness or ABS approval would preclude its use as a floating casino.

All shipboard employees of the Company, even those who have nothing to do with the actual operation of the vessel, such as dealers, waiters and security personnel, may be subject to the Jones Act which, among other things, exempts those employees from state limits on workers' compensation awards.

   COMPANY LICENSES AND APPLICATIONS

To date, other than in Mississippi, Louisiana, South Dakota, Greece and Argentina, no gaming licenses, approvals or findings of suitability have been obtained or, other than in Indiana, applied for by the Company. The Company may apply for additional gaming licenses in domestic and international jurisdictions. The loss or suspension of any such license, or the failure to obtain any license for properties upon which the Company plans to operate a gaming casino in the future, would have a material adverse affect on the Company's business.

  INFORMATION REGARDING FOREIGN OPERATIONS

The Company operates casinos in Argentina. Although a number of the Company's employees have experience in the operation of casinos outside of the United States, the Company's executive officers have had limited experience in such operations. The distance of the operations from the Company's executive offices, the stability of the relevant government, regulations imposed by the foreign government, tax issues, and the acceptance of American-style gaming are all risks associated with a foreign operation with which the Company's management has had limited previous experience. Additionally, the Company's operations in foreign jurisdictions are subject to risks associated with currency exchange rate fluctuations and the repatriation of funds. See Note 16 regarding the geographical distribution of operations in the accompanying Consolidated Financial Statements.

SERVICE MARKS

Casino Magic is the owner of U.S. service mark registrations for the service marks "Casino Magic ", "A Cut Above " and "Casino Magic GetawaysSM" granted by the U.S. Patent and Trademark Office on July 13, 1993, June 21, 1994, and October 18, 1994, respectively. Casino Magic is also the owner of a Canadian service mark registration for "Casino Magic " service mark granted on March 3, 1995. The Company has filed service mark registration applications for the "Casino Magic" service mark in Greece and Mexico. A service mark application with respect to the service mark "Magic MoneySM" has been filed with the U.S. Patent and Trademark Office, and an opposition proceeding is currently underway in connection with such application. The Company also uses and claims rights to several additional service marks. The effect of the Company's service marks is to provide an identity between the Company and its services. U.S. service mark registrations provide protection for a period of 10 years from the date of registration and may be renewed indefinitely for successive 10-year periods. While prior use of a service mark may establish an exclusive right to its use in connection with the sale of services in a particular market area, registration with the U.S. Patent and Trademark Office, or similar government agencies in foreign jurisdictions, provides such right throughout the United States or the foreign jurisdiction and a presumption of damage to the Company should the mark be infringed. There are no assurances that any of the service marks used by the Company, whether or not registered, will be free from future challenge by others as to prior use or as otherwise being unprotectable.

PERSONNEL

As of January 1, 1997, the Company had approximately 2025 full-time employees and 240 part-time employees in the United States. Of the employees, six are executive officers of the Company. The Company has approximately 265 full-time employees at two foreign locations that the Company owns or operates. The Company's management believes that its relationship with its employees is good. With the expansion of gaming in the Mississippi Gulf Coast region and Northwest Louisiana, new competitors are likely to actively recruit the Company's management and casino personnel, many of whom have been trained at the expense of the Company. None of the Company's employees are currently presented by a labor union.

      FORWARD LOOKING STATEMENTS
The discussions regarding proposed Company developments and operations included in "Item 1 - BUSINESS" contain forward looking statements that involve a number of risks and uncertainties. In addition to the factors discussed above, other factors that could cause actual results to differ materially are the following: business conditions and growth in the gaming industry and the general economy; existing and future development by gaming
                                      22
operators competing with the Company; obtaining and retaining necessary licenses or regulatory approvals; acquiring or generating funding necessary to undertake and complete development plans; and other risks detailed from time to time in the Company's reports filed with the Securities and Exchange Commission.

ITEM 2.     PROPERTIES
The Company's principal executive and administrative offices are located in approximately 6,000 square feet of office space in the Casino Magic-BSL support building at 711 Casino Magic Drive, Bay Saint Louis, Mississippi 39520.

In all, the Company owns, leases or has contracts to acquire the properties described below, each of which either currently has gaming facilities or, the Company's management believes, is potentially suitable for future gaming operations.

  CASINO MAGIC-BSL PROPERTY
Casino Magic-BSL is located on property owned by the Company, which consists of approximately 591 acres of land, including a 17-acre marina and an 18 hole golf course located in Bay Saint Louis, Mississippi, on the Gulf of Mexico. The 591-acre property secures the $135,000,000 First Mortgage Notes issued in October 1993.

  CASINO MAGIC-BILOXI PROPERTY
The Casino Magic-Biloxi property consists of approximately 9.0 acres of contiguous land in Biloxi, Mississippi, on the Gulf of Mexico. The Company leases approximately 3.8 acres of the Biloxi property for current annual rental payments of approximately $450,000. The primary term of the lease commenced on January 4, 1993. The Company has 17 renewal options for five years each at an annual base rent of $550,000, plus an additional amount based upon increases in the Consumer Price Index. In addition, the Company acquired approximately 1.3 acres of land contiguous with and to the east of the Biloxi property. The Company leases approximately 1.5 acres from the State of
Mississippi for an amount equal to the ad valorem tax which currently is approximately $6,500. This lease is for approximately 80 years. The Company owns approximately 2.5 acres of land north of the Biloxi property across from Highway 90. The Company also leases the water area under the Casino Magic-Biloxi barge from the State of Mississippi pursuant to a 10-year lease at an annual rent of $595,000 during the first year, increasing annually to $775,000 at the end of the fifth year and thereafter increasing at rates based on rules published by the Secretary of State of the State of Mississippi. The Company has a renewal option for five years at an annual base rent of $775,000.

On  May  26,  1995, the Company acquired 4.1 acres of additional adjacent land through the issuance of 2,125,000 shares of its Common Stock and thereby acquired all of the outstanding stock of Casino One Corporation, a developmental stage company. Through such purchase, the Company acquired assets with a fair value of approximately $17.0 million, allocated between land ($15.8 million) and barges ($1.2 million) and assumed liabilities of approximately $4.4 million, consisting of notes payable, capital leases and long-term debt. The purchased land is adjacent to the Casino Magic-Biloxi property.
                                      23

BOSSIER CITY PROPERTY

In October 1995, the Company acquired approximately 20 acres of land on the Red River in Bossier City, Louisiana, in exchange for a total of 1,085,000 shares of the Company's Common Stock through the acquisition of two corporations, C-M of Louisiana, Inc. and Coastal Land of Florida, Inc. which merged with the surviving entity becoming Louisiana Corp. The Company issued 787,500 of these shares to Belle Cherri Land Co., the sole shareholder of C-M of Louisiana, Inc. and fee owner of the acquired property, in exchange for 100% of the capital stock of C-M of Louisiana, Inc., and issued 297,500 shares to Mark G. George, the sole shareholder of Coastal Land of Florida, Inc., the holder of a 99-year leasehold interest in the property, in exchange for 100% of the capital stock of Coastal Land of Florida, Inc. In July 1996, the Company acquired 3 additional acres of land contiguous the above mentioned 20 acres for $900,000.

OTHER PROPERTIES

The Company owns approximately nine acres of land with approximately 370 feet of shoreline in Bay Saint Louis, Mississippi on U.S. Highway 90 approximately
2.5 miles from Casino Magic-BSL. This site, which was acquired in August 1992, has been approved as a gaming site by the Mississippi Commission. The Company does not currently intend to develop this site for gaming.

The Company purchased approximately 25.6 acres of land on which two private residences are located. This property is on the Jordan River, immediately west of the Company's gaming operation in Bay Saint Louis, Mississippi. The Company purchased the property to provide additional land for future expansion and to prevent potential competition from acquiring a possible gaming site in immediate proximity to Casino Magic-BSL. The Company has no plans to develop the property in the near future.

On July 13, 1993, the Company executed three 12 month option agreements to acquire certain parcels of land in Mobile, Alabama which may be suitable for casino gaming. The total price to exercise the option is $15.0 million and is subject to an escalation index. In July 1994, the Company extended the options for an additional year at a cost of approximately $196,000. In July 1995, the Company extended the options through the year 2000 at a cost of approximately $1.3 million, 4.9% of income before income taxes of all casinos and related business conducted by the Company on the optioned property for 10 years and an option to purchase 200,000 shares of the Company's stock at an exercise price of $5.8125 per share.

In 1993 and 1994, the Company acquired two parcels of land in downtown St. Louis, Missouri in anticipation of obtaining a gaming license in that city through a joint venture with Caesars World, Inc. One 3.5 acre parcel of unimproved land was purchased at a cost of approximately $3.6 million, and is included in the Company's Financial Statements at December 31, 1996, property held for sale, with a book value of approximately $4.0 million

The other 0.2 acre parcel of land was purchased for $0.8 million and is included in the Company's financial statements at December 31, 1996, as property held for sale having a book value of approximately $820,000.

On December 11, 1993, the Company entered into an agreement for an option to lease certain property in Indiana. The agreement requires advance payments of $500,000 in each of four years, and upon exercise, would allow the Company to lease the subject property at $1,000,000 per year for twenty years. At December 31, 1996, aggregate payments of $2,000,000 under this agreement are included in options and land deposits.

On January 11, 1994, the Company executed two $20,000 option agreements to acquire land in Indiana at a cost of $6,000 per acre on approximately 40 acres, and $7,000 per acre on approximately 119 acres, or $240,000 and $833,000, respectively, less the option payments. The options expire (i) one year from the date of the agreements or (ii) on the date the Company receives a gaming license from the Indiana Gaming Commission, whichever term is longer.
 In February 1995, the Company paid $6,000 for a two-year option to purchase additional land in Indiana at a cost of $7,000 per acre on approximately 35 acres ($245,000), less the option payment. Aggregate payments of $46,000 are included in options and land deposits at December 31, 1996, with respect to the Indiana options.

On March 12, 1994, a wholly-owned subsidiary of the Company acquired an option to purchase certain property located in Boston, Massachusetts, for $60.0 million. In December 1995, the Company abandoned all efforts to pursue gaming at this site. The option agreement required that the Company pay a $5.0 million option payment in March 1994 and a second option payment of $5.0 million in January 1996. In January 1996, the Company renegotiated this option and obtained significant cost reductions in the second option payment under the agreement. The renegotiated option agreement requires payments of $2.9 million in February 1996, $500,000 in January 1997, $500,000 in January 1998 and $475,000 in January 1999, and extends the option through 2003. The agreement escalates the purchase price by $10.0 million per year through 1998 and requires the land owner to pay all taxes on the optioned property. Although the new option agreement extends the option through 2003, the Company does not intend to pursue gaming at this site and in December 1995, the Company expensed approximately $9.0 million in costs associated with this property. This includes the discounted value of future option payments.

In June 1994, the Company purchased property in Pennsylvania at a total cost of approximately $2.0 million which is included in the Company's financial statement as property held for development at December 31, 1996 and 1995. In addition to the basic purchase price of the property, the agreement of sale requires the Company to pay the seller $5.0 million if the Company obtains a license to operate a casino operation on the premises at any time before May 31, 1999.

ARGENTINA LEASED PREMISES

The Company, through its wholly-owned subsidiary, Casino Magic-Neuqu n SA, leases the existing casino premises for one of its casinos. Included in the annual cannon fee are monthly fees of $40,000 for the use of space in a building near the airport in the City of Neuqu n. At the Company's option, the current operations can be relocated at any time, thereby eliminating the
monthly  fees.    See  "Item  1-Business-Existing  Operations-Casino
Magic-Argentina".

See Item 1 - "Business-Future Development".
                                      25

ITEM 3.     LEGAL PROCEEDINGS

ONGOING LEGAL PROCEEDINGS

A  class  action  lawsuit  was  filed  on April 26, 1994, in the United States
District Court, Middle District of Florida (the "Poulos Lawsuit"), naming as defendants 41 manufacturers, distributors and casino operators of video poker and electronic slot machines, including the Company. The lawsuit alleges that such defendants have engaged in a course of fraudulent and misleading conduct intended to induce people to play such games based on a false belief concerning the operation of the gaming machines, as well as the extent to which there is an opportunity to win. The suit alleges violations of the Racketeer Influenced and Corrupt Organization Act, as well as claims of common law fraud, unjust enrichment and negligent misrepresentation, and seeks
damages  in  excess  of  $6  billion.   On May 10, 1994, a second class action
lawsuit was filed in the United States District Court, Middle District of Florida (the "Ahern Lawsuit"), naming as defendants the same defendants who were named in the Poulos Lawsuit and adding as defendants the owners of certain casino operations in Puerto Rico and the Bahamas, who were not named as defendants in the Poulos Lawsuit. The claims in the Ahern Lawsuit are identical to the claims in the Poulos Lawsuit. Because of the similarity of parties and claims, the Poulos Lawsuit and Ahern Lawsuit have now been consolidated into one case file in the United States District Court, Middle District of Florida. On December 9, 1994 defendants' motion for change of venue was granted, transferring the case to the U.S. District Court, District of Nevada, in Las Vegas. In response to a motion to dismiss the Complaint brought by the Company and other defendants, the United States District Court for the District of Nevada entered an Order dated April 17, 1996, granting the motions and dismissing the complaint without prejudice. The plaintiffs then filed an amended Complaint on May 31, 1996, in which the plaintiffs sought damages against the Company and other defendants in excess of $1 billion and punitive damages for violations of the Racketeer Influenced and Corrupt Organizations Act and for state common law claims for fraud, unjust enrichment and negligent misrepresentation. The Company and other defendants have moved to dismiss the amended Complaint. The Company believes that the claims are without merit and does not expect that the lawsuit will have a material adverse effect on the financial condition or results of operations of the Company.

On October 20, 1994, International Gaming Network, Inc., commenced litigation in Federal Court against Casino Magic Corp. by filing a Complaint with the U.S. District Court, District of South Dakota, Southern Division. Plaintiff, in that litigation, has alleged, among other things, that the Company intentionally and improperly interfered with Plaintiff's existing and perspective contractual, economic or business relationship with the Sisseton-Wahpeton Sioux Tribe, and seeks damages of $28,292,102. In April 1994, the Company entered into an agreement with the Tribe to develop and manage a gaming casino on tribal lands in northeastern South Dakota. (The Company has since canceled the management agreement and entered into a consulting agreement with the Tribe.) On November 9, 1994, the Company interposed an answer denying the allegations contained in Plaintiff's estimated range or potential loss, if any, which may be sustained by the Company in connection with this litigation, but believes the lawsuit is meritless and intends to vigorously defend the claim.

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

TERMINATED LEGAL PROCEEDINGS

None

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's security holders during the fourth quarter of the year ended December 31, 1996.

PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS

The Company's common stock is traded over-the-counter and has been quoted on the NASDAQ National Market since October 23, 1992, under the symbol CMAG. The following table sets forth for the periods indicated the high and low per share bid prices for the Company's common stock as quoted on the NASDAQ National Market. The information set forth below was obtained from the NASDAQ National Market.

           1995              High       Low

         Quarter 1         $ 7.500     $ 4.875
         Quarter 2         $ 7.625     $ 5.313
         Quarter 3         $ 6.500     $ 5.125
         Quarter 4         $ 5.500     $ 3.000


           1996

         Quarter 1         $ 4.063     $ 2.750
         Quarter 2         $ 7.063     $ 3.875
         Quarter 3         $ 5.875     $ 3.625
         Quarter 4         $ 4.125     $ 2.156


           1997

         Quarter 1*        $ 1.844     $ 1.625

______________________
* As of the close of business on March 21, 1997.

The last sales price for the Company's common stock as quoted on the NASDAQ National Market as of the close of business on March 21, 1997 was $1.625 per share. The over-the-counter quotations above reflect inter-dealer prices, without retail markup, markdown or commissions, and may not represent actual
transactions.    There  were  approximately  1,318  shareholders  owning  the
Company's common stock of record as of the close of business March 21, 1997.

The Company has not paid any cash dividends with respect to its common stock, and does not anticipate doing so in the foreseeable future. The Company intends to retain all earnings for the foreseeable future to fund the operation and expansion of its business. The payment of any future dividends will be determined by its Board of Directors in light of conditions then existing, including the Company's earnings, financial condition and requirements, restrictions in financing agreements, business conditions and other factors. The indenture agreements covering both outstanding first mortgage notes in the aggregate principal amount of $250,000,000 million, contain limitations on the Company's ability to pay dividends.

ITEM 6.      SELECTED FINANCIAL DATA

Presented below are the selected consolidated financial data of Casino Magic and its subsidiaries for the five years ended December 31, 1996 which has been derived from the audited consolidated financial statements of Casino Magic and its subsidiaries. This data has not been examined by the Company's
independent  auditors,  Arthur  Andersen  LLP.    The  selected  consolidated
financial data should be read in conjunction with the consolidated financial statements, related notes and other financial information included elsewhere in this Annual Report.
(IN THOUSANDS
 EXCEPT PER
 SHARE DATA)                     YEAR ENDED DECEMBER 31,

Statements of
 operations
 data                   1996(5)     1995(4)    1994(3)      1993(2)
1992(1)

Revenue            $180,278     $177,723   $185,018     $202,404   $27,139
Costs and
Expenses            171,435      172,952    173,786      136,996    17,419

Income (loss)
 from Operations      8,843        4,771     11,232       65,408     9,720

Other Expenses       45,109       18,294     14,450        5,677     1,762

Net Income (loss)   (31,589)     (10,292)    (3,030)      38,506     5,046

Net Income (loss)
 Per Share             (.88)        (.30)     (0.10)        1.32      0.30

(IN THOUSANDS)                       DECEMBER 31,

Balance  Sheet Data     1996(5)     1995(4)     1994(3)     1993(2)
1992(1)

Working Capital
 (deficiency)       $ (6,492)     $  15,910   $ 20,847   $ 50,021    $(13,926)

Total Assets         370,602        268,473    252,623    222,892      61,293

Current Liabilities
 (including con-
 struction Payables)  48,449         32,171     25,139     21,553      23,757

Long-term Debt, Net
 of Current
 Maturities          258,261        136,840    135,643    131,984      12,605

Shareholders'
 Equity               63,625         95,179     79,577     66,858      24,932

(1) Includes full years operations of Casino Magic-South Dakota and 91 days of operations of Casino Magic-BSL.
(2) Includes full years operations of, Casino Magic-BSL, Casino Magic-South Dakota and approximately seven months of operations of Casino Magic-Biloxi.
(3) Includes full years, operations of, Casino Magic-BSL and Casino Magic-Biloxi, Casino Magic-South Dakota.
(4) Includes full years, operations of, Casino Magic-BSL, Casino Magic-Biloxi and Casino Magic-Neuqu n, Casino Magic-South Dakota seven and one half months of operations for Casino Magic-Porto Carras a 49% equity interest of Casino Magic.
(5) Includes full years, operations of Casino Magic-BSL, Casino Magic-Biloxi, Casino Magic-Neuquen, 87 days of operations of Casino Magic-Bossier City, six and one half months of operations of Casino Magic-South Dakota and nine months of operations for Casino Magic-Porto Carras a 49% equity interest of Casino Magic.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company commenced operations on the Gulf Coast of Mississippi in September 1992 at Casino Magic-BSL. In 1993 the Company opened Casino Magic-Biloxi; in 1995 the Company opened a gaming facility in Porto Carras, Greece, (in which the Company had a 49% equity ownership): in 1995 the Company opened two gaming facilities in the Province of Neuquen Argentina; and in 1996 the Company opened Casino Magic-Bossier City. Since its organization in 1992, the Company owned and operated a casino in Deadwood, South Dakota, which was immaterial to the Company's business. Because of poor operating performance, in 1996 the Company sold its gaming facilities in Deadwood, South Dakota, and its' 49% ownership in the gaming facility in Porto Carras, Greece. In addition, the Company terminated all management operating agreements in Greece.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated certain operating information for the Company on a consolidated basis and for its existing properties as of December 31, 1996. The principal operating entities are Casino Magic-BSL and Casino Magic-Biloxi, both dockside casinos operating on the Gulf Coast of Mississippi, Casino Magic-Bossier City, a dockside casino which commenced gaming operations in Northwest Louisiana on October 4, 1996 using a temporary facility and Casino Magic-Neuqu n, which commenced gaming operations at its two casinos in Neuqu n and San Mart n de los Andes,
Argentina, on January 1, 1995. The revenues, costs and expenses of Porto Carras are not included below, as Porto Carras is accounted for under the equity method of accounting.

                                           FISCAL YEAR ENDED DECEMBER 31,
                                                   (In Thousands)
                                           1996                1995
1994
Revenues:
  Casino Magic-BSL         (1)          $ 83,924       $ 87,534   $107,547
  Casino Magic-Biloxi      (2)            63,876         72,737     75,095
  Casino Magic-Bossier City(3)            12,738             --         --
  Casino Magic-Neuqu n     (4)            15,885         13,084         --
  Corporate  and  Other         (5)             3,855          4,368
2,376
Total Revenues:                         $180,278       $177,723   $185,018

Costs and Expenses:
Casino Magic-BSL          (1)          $ 67,356      S 71,356    $80,361
Casino Magic-Biloxi       (2)            56,983        59,882     65,471
Casino Magic-Bossier City (3)            20,060            --         --
Casino Magic-Neuqu n      (4)            12,553        11,424         --
Corporate and Other       (5)            14,483        30,290     27,954
Total Costs and Expenses:              $171,435      $172,952   $173,786

Income (Loss) From Operations:
Casino Magic-BSL          (1)          $ 16,568      $ 16,178    $27,186
Casino Magic-Biloxi       (2)             6,893        12,855      9,624
Casino Magic-Bossier City (3)            (7,322)           --         --
Casino Magic-Neuqu n      (4)             3,332         1,660         --
Corporate  and  Other              (5)            ($10,628)     ($25,922)
($25,578)
Total Income From
  Operations:                           $ 8,843       $ 4,771    $11,232

(1) Began operations September 30, 1992; expanded casino capacity December 31, 1992.
(2)    Began  operations  June  5, 1993; expanded casino capacity December 16,
1993.
(3) Began operations October 4, 1996; opened permanent facility on December 31, 1996.
(4)   Began operations January 1, 1995.
(5) Includes management fees and royalty fees from Porto Carras which began operations May 18, 1995. Equity in earnings with respect to Porto Carras is reported as non-operating income. The Company ceased recording management fees and royalty fees from Porto Carras on October 1, 1996.

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995 Consolidated revenues increased $2.6 million, or 1.4%, to $180.3 in 1996 compared to $177.7 in 1995. The increase in 1996 consolidated revenues is attributable to $12.7 million in revenues from the Company's new facility, Casino Magic-Bossier City, which opened using a temporary facility on October 4, 1996 and increased revenues from Casino Magic-Neuqu n of $2.8 million, or 21.4%. The majority of the increase at Casino Magic-Neuquen in revenues is attributable to the increased slot revenues of $3.4 million. Slot revenues increased in 1996 compared to the same period in 1995 due to an increase in the number of slots at Casino Magic-Neuquen from 89 to 400 in May 1995. Additional increases resulted from increased customer counts and their influence on food and beverage revenues. These increases in revenues at Casino Magic-Neuquen were offset by declining table games revenues. The increase in consolidated revenues where offset by reduced revenues at Casino Magic-BSL, Casino Magic-Biloxi and the loss of approximately six months revenues from the sale of a gaming facility in Deadwood, South Dakota, which the Company sold in June 1996. Casino Magic-Biloxi revenues declined $8.9 million, or 12.2%, from 1995 to 1996. This decline is primarily the result of adjacent hotel/casino operations on both sides of Casino Magic-Biloxi which
have  significantly  greater  amenities  than  Casino  Magic-Biloxi.    While
competitive pressures will likely continue to adversely effect Casino Magic-Biloxi's revenues and operating margins, management believes that the hotel currently under construction at Casino Magic-Biloxi will help offset or reverse these declines in revenues. Completion of the hotel at Casino Magic-Biloxi is expected in the first quarter of 1998. Additionally, Casino Magic-Biloxi may experience reduced revenues in 1997 during the construction of the hotel due to customer inconveniences during the construction phase of the casino and hotel entrance areas. However, Management is preparing to minimize the impact of the construction on the customer. The combination of construction disruption caused by the development of a new buffet and kitchen and increased overall competition in the Gulf Coast and New Orleans markets, both of which Casino Magic-BSL competes in, caused the $3.6 million, or 4.1%, decline in revenues at Casino Magic-BSL. The loss of $1.4 million in Corporate and other revenues is due to the sale of a gaming facility located in Deadwood, South Dakota, ("Goldiggers") which the Company sold in June 1996.
 Although royalty and management fee revenues increased by $0.9 million, or 39.3%, to $3.1 million in 1996, the Company has divested itself of all operations in Greece during 1996 where the majority of all royalties and management fee revenues where generated.

Total operating costs and expenses were down $1.5 million, or 1.0%, in 1996 compared to 1995. Casino expenses increased $5.3 million, or 7.6%, during the same period principally as a result of the Company opening a new gaming facility in Bossier City, Louisiana, which had $7.1 million in casino expenses in 1996. This increase in casino expenses relating to Casino Magic-Bossier City was offset by reduced expenses at Casino Magic-Biloxi as a result of reduced revenues, and the sale of the Company's gaming facility at Deadwood, South Dakota in June 1996. Food and beverage costs increased $0.6 million, or 8.1%, as a result of increased customer traffic at Casino Magic-Neuquen. Casino Magic-Neuquen relies on its food and beverage facilities at the casino to promote casino operations. Other operating costs and expenses increased $1.5 million, or 110.5%, to $2.8 million in 1996 compared to 1995. This increase is the result of additions to amenities at Casino Magic-BSL, and the transfer of the gift shop operations at Casino Magic-BSL and Casino Magic-Biloxi from a third party to the Company. During 1996, Casino Magic-BSL added
                                      32
amenities relating to the Arnold Palmer designed golf course, such as the pro shop, the Arnold Palmer Golf Academy and the groundskeeping department. These costs will increase in 1997 since the golf course became fully operational in February 1997. In addition, Casino Magic-BSL began operating a child-care facility for casino patrons in 1996. Advertising and marketing expenses decreased by $5.0 million, or 19.2%, in 1996 as compared to 1995. This decrease is the result of several factors: a reduction in the use of air charters to attract customers; the use of more cost efficient promotions concerning give-aways through the Magic Money Players Club Card; and an overall reduction in marketing and advertising costs during 1996. This decrease was offset by the opening of the Company's new facility, Casino
Magic-Bossier  City,  in  October  1996.   As a result of the opening of this
third major gaming facility, marketing and advertising costs are expected to increase during 1997. General and administrative expenses decreased $4.3 million, or 15.0%, in 1996 as compared to the same period of 1995. The decline is a result of cost reduction measures implemented in early 1996, including the elimination of several corporate officer positions. In future periods, this reduction will be partially offset due to additions in July 1996 to the Company's management of two key executive officer positions, a Vice President/Chief Operating Officer and a Vice President/Construction and Development. Additionally, general and administrative costs are expected to increase in 1997 as a result of the opening of Casino Magic-Bossier City in 1996. Property operation, maintenance and energy costs increased $3.4 million, or 83.2%, in 1996 as compared to 1995 as the result of the addition of Casino Magic-Bossier City, the continued aging of the gaming facilities at Casino Magic-BSL and Casino Magic-Biloxi which required more maintenance costs in 1996, and the addition of the golf facility at Casino Magic-BSL in 1996. This expense category is anticipated to increase in 1997 as a result of the continued maintenance of Casino Magic-BSL (including the golf facility), Casino Magic-Biloxi and Casino Magic-Bossier City. Rents, property taxes and insurance costs increased by $1.7 million, or 38.9%, in 1996 as compared to 1995. The increase is in part a result of the addition of Casino Magic-Bossier City. Depreciation and amortization increased $2.6 million, or 16.3%, in 1996 as compared to the same period in 1995. This increase is due to the addition of tangible depreciable property, the amortization of the investment costs in excess of equity interest in the 49% owned Greek gaming facility which was amortized for 105 days in 1995 and for nine months in 1996, and a change in 1996 in the method used to amortize the Company's land option deposits over the life of the option. After September 1996, management wrote-off the excess of equity interest in the Greek gaming facility. Furthermore, the addition of Casino Magic-Bossier City increased depreciation expense, while the divesting of the Company's gaming facility in Deadwood, South Dakota, decreased depreciation expense. In 1997, depreciation and amortization will increase due to the addition of Casino Magic-Bossier City. Preopening costs increased by $4.7 million, or 260.0%, in 1996 from 1995. This is a result of the opening of Casino Magic-Bossier City in October 1996. In 1995 the Company opened the Greek gaming facility in which it had a 49% ownership.

Consolidated income from operations increased $4.0 million, or 83.3%, to $8.8 million in 1996 compared to $4.8 million in 1995. Operating margins (income from operations as a percentage of revenues) grew from 2.7% to 4.9% over the comparative periods. Casino Magic-BSL's operating margin grew from 18.5% to 19.7%, Casino Magic-Biloxi's operating margin decreased from 17.6% to 10.8% and Casino Magic-Neuqu n's operating margin increased from 12.7% to 21.0%. The increased margin at Casino Magic-BSL is primarily due to cost-cutting measures, the decline in Casino Magic-Biloxi's margin is due to the significant decline in revenues from the loss of market share along the Biloxi Strip, and Casino Magic-Neuqu n's increased margin is attributable to the increase in the number of slot machines and the low cost revenues associated with slots as opposed to table games.
Consolidated other (income) expense (non-operating income and expenses) increased $26.8 million from a net expense of $18.3 million to a net expense of $45.1 million over the comparative periods. Of this increase, $26.1 million, is due to the Company's decision to write off its investment in a gaming facility in Porto Carras, Greece, ("Porto Carras") where the Company had a 49% equity interest. Management's decision was based on the results from the Company's Greek gaming facilities after the opening of a competing casino. In September 1996, Hyatt Corporation opened a new casino in the City of Thessaloniki, Porto Carras's primary market, and was allowed to charge an $8 admission fee compared to Porto Carras' $20 admission fee. Although the Company anticipated some revenue loss as a result of this increased competition and admission fee differential, the actual effects were greater than anticipated and resulted in a $2.0 million loss in operations at Porto Carras for the month of September 1996. Despite new marketing and cost containment efforts, these losses continued. Furthermore, the majority owner in Porto Carras venture was unwilling or unable to advance any funds to the operation. Additionally, the majority owner informed the Company that it did not intend to operate a substantial portion of the Porto Carras resort area, consisting of two hotels and amenities, during the 1997 season. These factors, among others, led to the Company's decision to write off its investment in Porto Carras and led to the sale of Porto Carras in December 1996 for a nominal amount. Net interest expense (interest expense less capitalized interest and interest income) increased $2.1 million from 1995 to 1996. The increase reflects the cost of funding the development of Casino Magic-Bossier City. In August 1996, the Company, through a wholly owned subsidiary, issued $115 million in first mortgage notes to fund Casino Magic-Bossier City. In 1997, net interest expense will increase based on the issuance of these first mortgage notes. In 1995, the Company expensed capitalized costs relating to development joint ventures in the amount of $2.2 million. In 1996, no such expense was incurred.
The  Company's  effective  tax  rate  for 1996 of approximately (13.0%) is the result of an allowance against deferred tax assets of approximately $8.3 million. This valuation allowance was recorded in recognition of the Company's recent operating results. The effective tax rate for 1995 of (24.0%) is due to significant permanent tax differences.

The Company had a net loss of ($31.6) million, or a loss of ($0.88) per share in 1996 as compared to net loss of ($10.3) million, or a loss of ($0.30) per share in 1995. The increase in the net loss is attributable to several factors; the write off of the Company's investment in Porto Carras Casino S.A. of $26.1 million; the preopening cost relating to Casino Magic-Bossier City of $6.6 million; to a lesser extent, decreased revenues at the Company's Gulf Coast operations which resulted in part from intensified competition on the Gulf Coast over comparative periods; as well as the recording of a tax valuation allowance of $8.3 million. These 1996 increases are somewhat offset by 1995 write-offs relating to terminated development efforts with respect to specific properties and jurisdictions of $13.6 million.

YEAR ENDED DECEMBER 31, 1995 COMPARED TO YEAR ENDED DECEMBER 31, 1994

Consolidated revenues decreased $7.3 million, or 3.9%, to $ 177.7 million in 1995, compared to $185.0 million in 1994. The 1995 revenues include $13.1 million of revenues from Casino Magic-Neuqu n, a wholly-owned Argentina subsidiary of Casino Magic Corp.. Gaming revenues were $12.3 million less in 1995 compared to the prior year. The decrease was made up of a decline in gaming revenues at Casino Magic-BSL of $22.0 million which was offset partially by the gaming revenues at Casino Magic-Neuqu n of $12.2 million. The decrease in revenues at Casino Magic-BSL reflects the continued competition from casinos operating in Southern Louisiana, including Harrah's temporary land-based casino in New Orleans which opened in May, 1995 and closed in November, 1995. The New Orleans metropolitan area is Casino Magic-BSL's primary market area. Food and beverage revenues increased $0.7 million, of which $0.8 million was generated by Casino Magic-Neuqu n. Room revenues increased approximately $2.1 million as a result of the addition of the 201 room inn at Casino Magic-BSL which began operations in December, 1994.
 The 1995 revenue also reflects $2.2 million of Royalty and Management Fee income with respect to Porto Carras. The Porto Carras casino opened May 18, 1995 and is accounted for under the equity method of accounting.

Total operating costs and expenses were down $0.8 million, or 0.5%, in 1995 compared to 1994. Casino expenses decreased $3.64.5 million, or 4.96.3%, during the same period, principally as a result of lower operating costs of $11.1 million, or 16%, at Casino Magic-BSL and Casino Magic-Biloxi. The lower operating costs were partially offset by the addition of $6.7 million of casino expenses at Casino Magic-Neuqu n. Rooms expense increased $1.0 million over the comparative year as a result of the addition of the Inn at Casino Magic-BSL. Advertising and marketing expenses, as a percentage of revenues, increased to 146.6% compared to 13.65% in 1994. The increase in advertising and marketing expenses is in response to increased competition at the Company's Gulf Coast operations. However, in June 1995 the Company reduced its reliance on its air charter program resulting in a decrease in the air charter program costs. This decrease was offset by an increase in advertising and promotion costs, some of which relates to Casino Magic-Neuqu n. General and administrative expenses were down $1.3 million or 4.3% in 1995 compared to 1994. General and administrative expenses in the current year reflects a $0.9 million reduction of payroll and benefit costs related to canceled stock options and grants previously expensed to deferred compensation expense. The overall decrease in general and administrative costs in 1995 was partially offset by the addition of Casino Magic-Neuqu n which increased general and administrative cost by $1.9 million in the current year. Depreciation and amortization increased $5.1 million in 1995 due to (i) amortization of the cost of the concession agreement with the government of Argentina relating to Casino Magic-Neuqu n, (ii) amortization of investment costs in excess of equity interest in Porto Carras, (iii) an entire year's depreciation on the Inn at Casino Magic-BSL, (iv) amortization of land options and (v) a $1.0 million write down of the Goldiggers property. Development expenses decreased approximately $8.0 million, to $2.2 million in 1995 as a result of the Company's decision to scale back development activities in 1995.

The Company incurred special charges in 1995 and 1994 of $14.5 million and $5.5 million, respectively, due to the Company's decision to terminate development efforts with respect to specific properties and jurisdictions. Because of this determination, significant capitalized amounts relating to land, land options, joint ventures and construction projects were written-off or revalued. The write-offs are recorded under "Write-off of capitalized costs relating to inactive developments" and "Depreciation and amortization". Income from operations (excluding the special charges in 1995 and 1994) increased $0.4 million to $17.1 million in 1995 compared to $16.7 million in 1994. Operating margins (income from operations -- excluding special charges, as a percentage of revenues) increased from 9.0% to 9.6% over the comparative periods. A portion of this improvement is a result of royalty and management fees generated from Porto Carras which was generated at substantially lower costs than owned properties. Casino Magic-BSL's operating margin fell from 25.9% to 18.5% reflecting the continued decline in revenues resulting mostly from competition in the New Orleans regional market. Casino Magic-Biloxi's operating margin increased from 14.1% to 17.7% principally due to decreases in operating costs.

Loss from unconsolidated subsidiaries primarily reflects the Company's share in the losses generated by a joint venture parking garage adjacent to Casino-Magic Biloxi which is partially offset by the Company's 49% equity interest in Porto Carras. Other income and expense (non-operating income and expense) for 1995 includes amortization of $1.3 million of loan guarantee fees with respect to the proposed purchase of the majority interest of Porto Carras and certain operating assets. Net interest expense (interest expense less capitalized interest and interest income) increased $1.8 million from 1994 to 1995. The increased interest expense is due to the financing of new gaming equipment at Casino Magic-BSL, and the addition of a $3.0 million bank loan in December of 1994, and lower interest income, as cash and marketable securities were applied to new developments.

The Company had a net loss of $10.3 million or $.30 per share in 1995 compared to a net loss of $3.0 million or $.10 per share in the preceding year. The decreased earnings were a result of the significant write-offs related to the Company's decision to terminate development efforts with respect to specific properties and jurisdictions and to a lesser extent decreased revenues at the Company's Gulf Coast operations. The decrease in revenues was due in part from intensified competition on the Gulf Coast during 1995, particularly in the more populous areas of southern Louisiana. The decreases were partially offset by earnings with respect to Porto Carras and Casino Magic-Neuqu n coupled with lower costs and expenses in the current period.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1996, the Company had unrestricted cash and marketable securities of $17.6 million compared to cash and marketable securities of $30.8 million at December 31, 1995. In addition, the Company had $17.0 million in restricted cash relating to the $115,000,000 First Mortgage Notes ("Louisiana First Mortgage Notes") issued to fund the construction of Casino Magic-Bossier City (see discussion of offering below). For the year ended
December 31, 1996, the Company generated $26.0 million of cash flow from operating activities and received $121.0 million of proceeds from the
incurrence  of  long  term  debt.    The  Company spent $70.0 million for the
acquisition of property, equipment and other long-term assets, and reduced long term debt by $48.6 million.

The Company expended approximately $17.2 million in capital improvements at its Gulf Coast properties and $54.0 million in capital improvements at Casino Magic-Bossier City during 1996. The Company plans additional investments in
1997 at its Gulf Coast properties and Casino Magic-Bossier City, much of which is subject to the availability of financing. The Company is pursuing gaming opportunities outside of Mississippi and Louisiana primarily in Indiana, which would also require additional investment. There are no assurances that such gaming opportunities will develop or that adequate funding will be available for these planned investments.

In May 1996, Casino Magic, through its wholly-owned subsidiary, Jefferson Corp acquired Crescent City, for $50 million plus the assumption of up to $5.7 million in equipment liabilities. Jefferson Corp paid $15 million in cash at closing and caused Crescent City to issue $35 million of 11.5% secured, three year notes . Crescent City, which was the subject of a plan of reorganization under Chapter 11 of the U.S. Bankruptcy Code, owned the Crescent City Queen Riverboat ("Crescent City Riverboat"), gaming and related equipment and surveillance equipment and a license to conduct riverboat gaming operations in Louisiana. Crescent City emerged from the Bankruptcy proceedings as Casino Magic of Louisiana, Corp. ("Louisiana Corp.") The Company is using Louisiana Corp.'s gaming license in Bossier City, Louisiana, where it owns 23 acres of land and has developed Casino Magic-Bossier City. Although Jefferson Corp. was required to purchase the Crescent City Riverboat to obtain the Louisiana gaming license, the Crescent City Riverboat is one of the largest riverboats in the United States and could not be used at the Casino Magic-Bossier City because of the Crescent City Riverboat's width. Therefore, the Company acquired a casino riverboat (the "Bossier Riverboat") for use at Casino Magic-Bossier City for $20 million. It is the Company's intention to sell the Crescent City Riverboat and use the proceeds to assist in the funding of Casino Magic-Bossier City casino entertainment facilities or a hotel. The Company can give no assurances that it will be able to dispose of the Crescent City Riverboat on acceptable terms or in a timely manner. However, management is proceeding with options to sell the Crescent City Riverboat. The assets acquired as a part of the acquisition of Louisiana Corp., which included gaming, surveillance and related equipment, are being used at the Bossier City gaming site.

On  August  22,  1996, Louisiana Corp. sold $115.0 million aggregate principal amount of 13% Louisiana First Mortgage Notes due in 2003 with Contingent Interest. Interest at the rate of 13% plus Contingent Interest, is payable on the remaining balance of the Louisiana First Mortgage Notes semi-annually, February 15 and August 15. Contingent Interest is an amount equal to 5% of the Casino Magic-Bossier City's Adjusted Consolidated Cash Flow (as defined in the Louisiana Indenture) for the six-month period ending on June 30 or December 31 most recently completed prior to such interest payment date, provided that no Contingent Interest shall be payable with respect to any period prior to the Commencement Date (a defined term in the Louisiana Indenture). Payment of all or a portion of any installment of Contingent Interest may be deferred, at the option of the Company if, and only to the extent that, (i) the payment of such portion of Contingent Interest will cause the Casino Magic-Bossier City's Adjusted Fixed Charge Coverage Ratio (a defined term in the Louisiana Indenture) for the Casino Magic-Bossier City's most recently completed Reference Period prior to such interest payment date to be less than 1.5 to 1.0 on a pro forma basis after giving effect to the assumed payment of such Contingent Interest and (ii) the principal amount of the Louisiana First Mortgage Notes corresponding to such Contingent Interest has not then matured and become due and payable (at stated maturity, upon acceleration, upon redemption, upon maturity of a repurchase obligation or otherwise). The aggregate amount of Contingent Interest payable in any semiannual period will be reduced pro rata for reductions in the outstanding principal amount of Louisiana First Mortgage Notes prior to the close of business on the record date immediately preceding such payment of Contingent Interest.
The Louisiana First Mortgage Notes are governed by an indenture ("the Louisiana Indenture") pursuant to which the Louisiana First Mortgage Notes have been issued. The Louisiana Indenture contains certain covenants that limit the ability of Louisiana Corp. and its subsidiaries to, among other things, incur additional indebtedness and issue preferred stock, pay dividends, make investments or make other restricted payments, incur liens, enter into mergers or consolidations, enter into transactions with affiliates or sell assets.
Excluding amounts expended in May 1996 in connection with Jefferson Corp.'s acquisition of Louisiana Corp. (formerly Crescent City), the total project cost for Casino Magic-Bossier City is estimated to be $72.6 million which includes: (i) approximately $13.6 million expended for the acquisition of the 23-acre site, (ii) $20.0 million expended for the acquisition of the Bossier Riverboat, and (iii) $39.07.8 million for the construction of buildings and other improvements at Casino Magic-Bossier City (including approximately $8.4 million of preopening costs, opening bankroll and additional gaming equipment, but excluding estimated fees and expenses and $10.4 million in reserves for completion, operating expenses and fixed interest).

The Company opened Casino Magic-Bossier City on October 4, 1996, using a temporary boarding facility, and on December 31, 1996, opened the permanent facility. The Company's plans for the development of Casino Magic-Bossier City are divided into two phases. The first phase (which was completed on December 31, 1996) includes a 30,000 square foot floating dockside casino space, with 986 slots and 44 table games; a 37,000 square foot entertainment and food and beverage pavilion, with 1,550 covered parking spaces and surface parking spaces for 400 cars. The second phase plans include the construction of a 60,000 square foot entertainment facility and a 400-room convention hotel and related amenities, including restaurants, banquet space, a theater, a swimming pool, a health club and a child-care facility. The development and construction of the second phase improvements are largely dependent upon receipt of proceeds from a future sale of the Crescent City Riverboat and future operating cash flow of Casino Magic-Bossier City. No assurances can be given that such funds will become available or that such hotel and related facilities will ever be developed.

The Company is currently constructing a hotel tower at Casino Magic-Biloxi atop of the eight-story parking garage adjacent to the casino. The hotel will consist of approximately 378 rooms, including approximately 86 suites and standard amenities such as a swimming pool and modest conference space. The hotel structure, when completed, is expected to be one of the tallest buildings in Biloxi. Construction on the hotel commenced in December 1996, and completion is estimated for the first quarter of 1998. The hotel construction costs are being funded solely out of the cash flow of Casino Magic-BSL and Casino Magic-Biloxi.

In early 1996, the Company, through a wholly-owned subsidiary, entered into a consulting agreement with Sisseton-Wahpeton Dakota Nation ("Sisseton"). Under the agreement, the Company began providing consulting services to Sisseton relating to the development and opening of the temporary casino facility on Tribal land. Sisseton opened a temporary casino in November 1996. The agreement also specifies that the Company provide consulting services to Sisseton after the opening of the temporary facility for a period of two years and includes unlimited one year extensions. The fee for these services is based on gross revenues of the casino facility. This agreement replaces all previous agreements entered into between the Company and Sisseton.

In June 1996, Sisseton received a $17,500,000 loan ("Sisseton Loan")for the construction of its planned casino development from a consortium of lenders of which the Company, through a wholly-owned subsidiary, participated in the loan for up to $5 million, or a 28.6%, participation. On July 11, 1996, the Company received payment in full of all outstanding amounts under a prior bridge loan agreement with Sisseton and participated in the first draw down of the Sisseton loan. The Company's participation in the $17.5 million loan through December 31, 1996, is approximately $4.9 million. First payment of principal and interest on this loan was received in February 1997.

In February 1997, the Company engaged an investment banking firm to assist the Company in exploring alternatives of a merger, joint venture or strategic alliance with a third party to facilitate the Company in the future development of the Company's gaming facilities, specifically with the Company's Gulf Coast properties.

The Company commenced operations in 1995 outside the United States becoming subject to certain risks including foreign currency exchange, repatriation of earnings and profits, and adverse foreign tax treatment. In addition, the Company will incur the general business risk associated with operating in foreign countries where culture and business practices may vary significantly from that in the United States. Such risks could have a material impact on the operating results and liquidity of the Company.
                                      39

At September 30, 1996, management determined that its 49% equity investment in Porto Carras Casino S.A. and notes and accounts receivables relating to unpaid management fees and royalties had been impaired. Because of this impairment, management wrote off its investment in the gaming facility in Porto Carras. In December 1996 the Company sold its shares of common stock in Porto Carras in December 1996 for a nominal amount.

The Company will have a significant need for cash in 1997 and beyond in order to continue its planned pursuit of gaming opportunities and the continued development of its existing properties. The Company believes that cash and marketable securities at December 31, 1996, cash flows from operations will be sufficient to service its operating and debt service requirements, as well as the planned 1997 construction activities relating to the Casino Magic-Biloxi hotel, through at least the next twelve months, but are not sufficient to engage in any other development activities without additional debt or equity financing. Under the terms of the indenture associated with the $135,000,000 First Mortgage Notes, Casino Magic Corp., Mardi Gras Casino Corp., Biloxi Casino Corp. and Casino Magic Finance Corp. have certain restrictions relative to additional borrowings and guarantees. Jefferson Corp and Louisiana Corp. have certain restrictions relative to additional borrowings and cash flow under the terms of the Louisiana Indenture associated with the Louisiana First Mortgage Notes.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of Casino Magic and subsidiaries and the notes thereto are attached to this Annual Report and are incorporated by reference in response to this Item 8.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

                                   PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
The discussion under the section captioned "Proposal No. 1 - ELECTION OF DIRECTORS" to be included in the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission ("SEC") and delivered to the Registrant's shareholders pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended ("Regulation 14A"), with respect to the 1996 annual meeting of shareholders of the Registrant ("1996 Shareholders Meeting") is incorporated by reference in response to this Item 10.

ITEM 11.     EXECUTIVE COMPENSATION
The discussion under the section captioned "EXECUTIVE COMPENSATION" but excluding the discussions contained in the subsections captioned "EXECUTIVE COMPENSATION - Compensation Committee Report on Executive Compensation" and "EXECUTIVE COMPENSATION - Performance Graph", to be included in the Registrant's definitive proxy statement to be filed with the SEC and delivered to the Registrant's shareholders pursuant to Regulation 14A with respect to the 1996 Shareholders Meeting is incorporated by reference in response to Item 11.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT The discussion under the section captioned "PRINCIPAL SHAREHOLDERS" to be included in the Registrant's definitive proxy statement to be filed with the SEC and delivered to the Registrant's shareholders pursuant to Regulation 14A with respect to the 1996 Shareholders Meeting is incorporated by reference in response to Item 12.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
The discussion under the section captioned "CERTAIN TRANSACTIONS" to be included in the Registrant's definitive proxy statement to be filed with the SEC and delivered to the Registrant's shareholders pursuant to Regulation 14A with respect to the 1996 Shareholders Meeting is incorporated by reference in response to Item 13.
                                   PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
(A) 1.   FINANCIAL STATEMENTS OF CASINO MAGIC CORP. AND ITS SUBSIDIARIEs

     Independent Auditors' Report of Arthur Andersen LLP.

    Consolidated Balance Sheets as of December 31, 1996 and 1995.

    Consolidated Statements of Operations - years ended December 31, 1996, 1995, and 1994.

    Consolidated Statements of Shareholders' Equity - years ended December 31, 1996, 1995, and 1994.

    Consolidated Statements of Cash Flows - years ended December 31, 1996, 1995, and 1994.

Notes to Consolidated Financial Statements.

2.  FINANCIAL STATEMENT SCHEDULES OF CASINO MAGIC CORP. AND ITS SUBSIDIARIEs

All schedules are omitted because they are not applicable, or not required, or the information is included in the Consolidated Financial Statements of Casino Magic Corp. and its subsidiaries.

(B) REPORTS ON FORM 8-K
No reports on Form 8-K have been filed during the fourth quarter of the year ended December 31, 1996.

(C) EXHIBITs

3(i)(a)(1)               Articles of Incorporation of Casino Magic Corp.
3(i)(b)(2)               Articles of Amendment to Articles of Incorporation of
Casino Magic Corp.
3(ii)(a)(1)        By-Laws of Casino Magic Corp. as amended.
3(ii)(b)(10)      Amendment dated April 4, 1995 to the By-Laws of Casino Magic
Corp.
3(ii)(c)       Amendment dated August 11, 1995 to the By-Laws of  Casino Magic
Corp.
4.1(5) Form of Certificate for Common Stock of Casino Magic Corp.
4.2(4 )Form of 11.5% First Mortgage Note due 2001 Series B.
4.3(2) Indenture Dated October 14, 1993 among Casino Magic Finance Corp., Casino Magic Corp., and IBJ Schroder Bank & Trust Company (Without Exhibits).
     4.4     Deleted
     4.5    Deleted
4.6(6) Form of Warrant issued to Summit Investment Corporation and related persons for the purchase of an aggregate of 1,110,000 shares of Common Stock.
    4.7(19)  Indenture  dated  as  of may 13, 1996, $35,000,000 11 1/2% Senior
Secured Notes
         due 1999.
4.8(18)    Form  of  Casino  Magic of Louisiana Corp.'s ("Louisiana Corp") 13%
First Mortgage Notes due 2003 with Contingent Interest in the aggregate principal amount of $115,000,000.
    4.9(18) Form of Guarantee issued on August 22, 1996 by Jefferson Casino Corporation.
4.10(18) Indenture dated as of August 22, 1996 by and among Louisiana Corp, First Union Bank of Connecticut, as Trustee, and the Guarantors named therein, for Louisiana Corp.'s $115,000,000 of 13% First Mortgage Notes due 2003 with Contingent Interest.

4.11(18) Registration Rights Agreement dated as of August 22, 1996 by and among Louisiana Corp, the Guarantors named therein and the Initial Purchasers named therein.
4.12(18) Cash Collateral and Disbursement Agreement dated August 22, 1996 by and among Louisiana Corp, First Union Bank of Connecticut, as Trustee, and First National Bank of Commerce, as disbursement agent.
4.13(18) Security Agreement dated as of August 12, 1996 by and between First Union Bank of Commecticut, as Trustee, and Louisiana Corp, as Guarantor. 4.14(18) Stock Pledge dated as of August 22, 1996 by and between First Union Bank of Connecticut, as Trustee, and Jefferson Casino Corporation, as Pledgor. 4.15(18) Security Agreements dated as of August 22, 1996 by and between First Union Bank of Connecticut, as Trustee, and Jefferson Casino Corporation. 4.16(18) First Preferred Ship Mortgages dated as of August 22, 1996 executed in favor of First Union Bank of Connecticut, as Trustee, by Louisiana Corp. 4.17(18) First Preferred Ship Mortgages dated as of August 22, 1996 executed in favor of First Union Bank of Connecticut, as Trustee, by Louisiana Corp. 4.18(18) Mortgage of Louisiana Corp. dated as of August 22, 1996 executed in favor of First Union Bank of Connecticut, as Trustee.
4.19(18) Cash Collateral and Disbursement Agreement.
4.20(18) Form of Accounts Pledge Agreement.
4.21(18) Note Purchase Agreement dated August 16, 1996.
4.22(18) Collateral Assignment dated August 22, 1996.
10.1(1)* Employment Agreement dated June 1, 1992 between Marlin F. Torguson and Casino Magic Corp., and Amendment No. 1 thereto dated August 26, 1992. 10.2(9)* Amendment No. 2 dated August 26, 1994 to Employment Agreement between Marlin F. Torguson and Casino Magic Corp.
     10.3  Deleted
     10.4  Deleted
     10.5  Deleted
10.6(a)(1)* Incentive Stock Option Plan.

10.6(b)(2)* Amendment adopted on May 13, 1993 to Incentive Stock Option Plan. 10.6(c)(2)* Amendment adopted on May 14, 1993 to Incentive Stock Option Plan. 10.7(1) Lease Agreement dated April 4, 1992 between G & W Enterprises, Inc. and Biloxi Casino Corp.
     10.8  Deleted
     10.11  Deleted
10.12(2) Public Trust Tidelands Lease dated May 27, 1993 between Biloxi Casino Corp. and the State of Mississippi.
10.13(2) Lease Agreement dated November 23, 1992 between Gary Gollott, Tommy Gollott and Tyrone Gollott, and Biloxi Casino Corp.
10.14(2) Promissory Note dated October 14, 1993 in the principal sum of $67,500,000 issued by Mardi Gras Casino Corp. in favor of Casino Magic Finance Corp.
10.15(2) Promissory Note dated October 14, 1993 in the principal sum of $67,500,000 issued by Biloxi Casino Corp. in favor of Casino Magic Finance Corp.
10.16(2) Guaranty dated October 14, 1993 by Mardi Gras Casino Corp. of Biloxi Casino Corp. Note.
10.17(2) Guaranty dated October 14, 1993 by Biloxi Casino Corp. of Mardi Gras Casino Corp. Note.
10.18(2) First and Second Deeds of Trust dated October 14, 1993 by Mardi Gras Casino Corp. in favor of Casino Magic Finance Corp.
10.19(2) First and Second Deeds of Trust dated October 14, 1993 by Biloxi Casino Corp. in favor of Casino Magic Finance Corp.
10.20(2) First and Second Leasehold Deeds of Trust dated October 14, 1993 for G&W Lease.
10.21(2) First and Second Leasehold Deeds of Trust dated October 14, 1993 for Gollott Lease.
10.22(2)First and Second Leasehold Deeds of Trust dated October 14, 1993 for State of Mississippi Lease.
10.23(2) Assignments of Deeds of Trust dated October 14, 1993.
10.24(2) Pledge and Security Agreement I & II dated October 14, 1993 of Mardi Gras Casino Corp.

10.25(2) Pledge and Security Agreement I & II dated October 14, 1993 of Biloxi Casino Corp.
10.26(2) Assignment and Pledge Agreement dated October 14, 1993 of Casino Magic Finance Corp.
     10.27    Deleted
     10.28    Deleted
     10.29    Deleted
     10.30    Deleted
     10.31    Deleted
10.32(5)Option Agreement dated March 2, 1994 between Anthony's Hawthorne, Inc. and Boston Casino Corp.
10.33(5)Option Mortgage dated March 2, 1994 by Anthony's Hawthorne, Inc. in favor of Boston Casino Corp.
10.34(5)Guaranty dated March 2, 1994 by Casino Magic Corp. in favor of Anthony's Hawthorne, Inc.
10.35(5)Option Agreement dated July 2, 1993 between Atlantic Land Corp. and Casino Magic Corp. to acquire real estate located in Mobile, Alabama. 10.36(5)Option Agreement dated July 13, 1993 between Marshall J. Demouy and Edward F. Murray, Jr., as Trustees and Casino Magic Corp. to acquire real estate located in Mobile, Alabama.
  10.37(5)Option Agreement dated July 13, 1993 between Marshall J. Demouy and
   Edward F. Murray, Jr., as Trustees and Casino Magic Corp. to acquire real estate located in Mobile, Alabama.
10.38(5)Option to Lease Real Estate dated December 11, 1993 between Opportunity Options, Inc. and Casino Magic Corp. to lease real estate located in Crawford County, Indiana.
    10.39     Deleted
    10.40     Deleted
    10.41     Deleted
    10.42     Deleted
    10.43     Deleted
10.44(8)*Employment Agreement dated September 1, 1994 between Robert A. Callaway and Casino Magic Corp.
    10.45     Deleted
    10.46     Deleted
    10.47     Deleted

    10.48(9)  Deleted
10.49(9)Agreement (architectural and design services) dated April 1, 1993 between Mardi Gras Casino Corp. and Palmer Course Design Company. 10.50(9)Concession Contract for the Management, Operation, Maintenance and Related Services of the Gaming Houses of the Provincial Casino in the Cities of Neuqu n and San Martin De Los Andes dated December 21, 1994 between the Province of Neuqu n and Casino Magic Neuqu n, S.A. (English translation).
 10.51(9)Option Agreement dated May 25, 1994 among Camptown Greyhound Racing, Inc., the Racing Association of Kansas Southeast, and Kansas Gaming Partners, L.L.C., as amended.
10.52(9)Option Agreement dated February 14, 1995 among Estate of
Janice Small, Ronald W. Brewer, executor, and Casino Magic Corp. 10.53(9)Option Agreement dated January 11, 1994 between Terry Roser and Eddie
P. Roser (collectively) and Casino Magic Corp.
     10.54   Deleted
10.55(9)Agreement of Sale dated June 10, 1994 between Township of Bensalem, Bucks County, Pennsylvania and Bucks County Casino Corp.
10.56(9)Consulting Agreement between Casino Magic Corp. and National Gaming Consultants, Inc. dated January 15, 1994.
     10.57  Deleted
     10.58  Deleted
10.59(9)Operating Agreement of Kansas Gaming Partners, L.L.C. dated November 23, 1994
10.60(9) Operating Agreement of Kansas Financial Partners, L.L.C. dated November 23, 1994
10.61(9) Promissory Note dated November 28, 1994 in the principal sum of $3,205,000 issued by Camptown Greyhound Racing, Inc. in favor of Boatmen's First National Bank of Kansas City.
10.62(9) Guaranty dated November 28, 1994 executed by Kansas Financial Partners, L.L.C.
10.63(9) Certificate of Deposit Pledge and Security Agreement of Kansas Financial Partners, L.L.C. dated November 28, 1994.
10.64(9) Option Agreement dated January 11, 1994 between Tower Orchards, Inc. and Casino Magic Corp.
     10.65  Deleted
     10.66  Deleted
                                      46

     10.67  Deleted
10.68  Deleted
10.69(13)Stock Exchange Agreement between Casino Magic Corp. and Gaming Corporation of America dated May 10, 1995 (without exhibits or schedules) 10.70(11)Memorandum of Agreement among Touristiki Georgiki Exagogiki, S.A., Parral Compania Naviera, S.A. and Casino Magic (Europe) B.V. dated June 21, 1995.
10.71(11)Management Agreement between Agrotiki, Viomichaniki Macedonias S.A. and Casino Magic (Europe) B.V. dated May 31, 1995.
10.72(11)Management Agreement between Koinopraxia, Casino Doiranis and Casino Magic (Europe) B.V. dated June 22, 1995.
10.73(11)Amendment Number One dated April 29, 1995 to Joint Venture Agreement among Touristiki Georgiki Exagogiki, S.A., Parral Compania Naviera, S.A., Casino Magic (Europe) B.V., Casino Management Services Corp. and Casino Magic Corp.
10.74(11)Management Agreement dated April 29, 1995 between Porto Carras Casino S.A. and Casino Magic (Europe) B.V.
10.75(11)Agreement dated April 29, 1995 among Touristiki Georgiki Exagogiki, S.A., Parral Compania Naviera, S.A., Casino Magic (Europe) B.V., Casino Management Services Corp. and Casino Magic Corp. relating to the Joint Venture Agreement.
10.76(11)Management Fee Agreement dated April 29, 1995 between Parral Companis Naviera, S.A. and Casino Magic (Europe) B.V.
10.77(11)Extension of Exclusive Option to Purchase dated June 26, 1995 between Atlantic Land Corp. and Casino Magic Corp. to acquire real estate located in Mobile, Alabama.
10.78(11)Registration Agreement dated June 26, 1995 between Atlantic Land Corp. and Casino Magic Corp.
10.79(11)Stock Option Agreement dated June 26, 1995 between Atlantic Land Corp. and Casino Magic Corp.
10.80(11)*Separation Agreement dated April 17, 1995 between Allen J. Kokesch and Casino Magic Corp.
10.81(12)*Employment Agreement dated October 2, 1995 between the Company and Jay S. Osman
10.82(12)Lease Agreement dated September 29, 1995 between the Company and the State of Mississippi
10.83(12)Memorandum of Understanding dated May, 1995 between the Company and Lakes Region Greyhound Park.
                                      47

10.84(12)Stock Exchange Agreement dated October 26, 1995 between Casino Magic Corp. and Mark G. George.
10.85(12)Registration Agreement dated October 26, 1995 between the Company and Mark G. George.
10.86(13)Stock Exchange Agreement dated May 10, 1995 between the Company, and Gaming Corporation of America.
10.87(12)Registration Agreement dated October 26, 1995 between the Company and Belle Cherri Land Co.
10.88(13)Registration Agreement between Casino Magic Corp. and Gaming Corporation of America dated May 26, 1995.
10.89(14)Stock Exchange Agreement among Casino Magic Corp., Belle Cherri Land Co. and Cherryll Young Arnold dated September 13, 1995. (Excluding exhibits). 10.90(14) Stock Exchange Agreement between Casino Magic Corp. and Mark G. George dated October 26, 1995 (Excluding exhibits).
10.91(15)Consulting Agreement between Casino Magic American Corp. and the Sisseton-Wahpeton Sioux Tribe dated March 13, 1996.
10.92(15)Employment Agreement between Casino Magic Corp. and James E. Ernst dated December 20, 1995.
10.93(15)* Promissory Note evidencing indebtedness owed by James E. Ernst to Casino Magic Corp. dated December 20, 1995.
10.94(15)* Termination Agreement between Casino Magic Corp. and Dual B. Cooper dated December 18, 1995.
10.95(15)Purchase Agreement between Casino Magic Corp., Jefferson Casino Corporation, C-M of Louisiana, Inc. and Capital Gaming International, Inc. dated February 21, 1996. [Crescent City].
10.96(15)Amendment to an option agreement between Boston Casino Corp. and Anthony's Hawthorne, Inc. dated January 22, 1996.
10.97  Deleted
10.98(15)Non-Statutory Stock Option Agreement dated December 20, 1995 between James E. Ernst and Casino Magic Corp.
10.99(16) Agreement dated May 3, 1996 between Mark G. George, Stuart Capital Corporation, Southeast Gaming Corporation, Casino Magic Corp., and Jefferson Casino Corp. for purchase of Gaming Fee and Option Agreement.
     10.100(16) Promissory Note dated May 3, 1996 between Jefferson Casino Corporation,
          C-M of Louisiana, Inc. and Mark G. George.
     10.101(16) Release dated May 3, 1996 by Mark G. George of Gaming Fee and Option
         Agreement.

     10.102(16)  Subordination  Agreement  dated May 3, 1996 between Jefferson
Casino
        Corporation, C-M of Louisiana, Inc. and Mark G. George.
10.103(17) Loan Participation Agreement dated June 28, 1996 by and between BNC National Bank and Casino Magic American Corp.
10.104* Employment Agreement dated June 25, 1996 between Ken Schultz and Casino Magic Corp.
10.105* Employment Agreement dated July 2, 1996 between Juris Basens and Casino Magic Corp.
10.106* Employment Agreement dated July 11, 1992 between David Paltzik and Casino Magic Corp
10.107 Agreement dated December 12, 1996 among Touristiki Georgiki Exagogiki, S.A., Parral Compania Naviera, S.A., Casino Magic (Europe) B.V., Casino Magic Hellas Management Services S.A. and Casino Magic Corp. relating to the termination of Joint Venture Agreement and the Management Agreement between the parties.
10.108 Agreement dated December 12, 1996 among Touristiki Georgiki Exagogiki, S.A., Parral Compania Naviera, S.A., Casino Magic (Europe) B.V., Casino Magic Hellas Management Services S.A., Casino Magic Corp. and Murbec Inc. relating to the purchase of Porto Carras Casino S.A.
10.109 Admendment to Operating Agreement of Kansas Gaming Partners, L.L.C. dated January 22, 1997.
18. Letter from Arthur Andersen LLP regarding change in accounting principal or practice.
21.1   Subsidiaries of Casino Magic Corp.
23.1   Consent of Independent Public Accountants.
24.1   Power of Attorney (contained on the signature page).
     27.    Financial Data Schedule (filed electronically only).
* Indicates management contracts and compensatory plans and arrangements.
(1) Incorporated by reference to the Registrant's Registration Statement (No. 33-51438) on Form S-1 dated August 28, 1992.
(2) Incorporated by reference to the Registrant's Registration Statement (No. 33-71572) on Form S-4 dated November 12, 1993.
(3) Incorporated by reference to Amendment No. 1 to the Registrant's Registration Statement (No. 33-71572) on Form S-4 dated December 22, 1993.
(4) Incorporated by reference to Amendment No. 2 to the Registrant's Registration Statement (No. 33-71572) on Form S-4 dated February 3, 1994.
(5) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.

(6) Incorporated by reference to Amendment No. 3 to the Registrant's Registration Statement (No. 33-51438) on Form S-1 dated October 21, 1992.
(7) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 1994.
(8) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 1994.
(9) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the Fiscal Year ended December 31, 1994.
(10) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 1995.
(11) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 1995.
(12) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 1995.
(13) Incorporated by reference to a Registration Statement (No. 33-93650) of Casino Magic Corp. filed on June 19, 1995.
(14) Incorporated by reference to a Registration Statement (No. 33-99248) of Casino Magic Corp. on Form S-3 filed November 9, 1995.
(15) Incorporated by reference to Registrant's Annual Report on Form 10-K for the period ended December 31, 1995.
(16) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 1996.
(17) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 1996.
(18) Incorporated by reference to Casino Magic of Louisiana Corp. Registration Statement (No. 333-14535) on Form S-4 dated October 21, 1996.
(19)    Incorporated  by  reference  to the Registrants Form 8-K filed May 28,
1996.
(D) Financial Statements required by Regulation S-X which are excluded from the Annual Report to Shareholders.
       None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             CASINO MAGIC CORP.

Dated:  March 25, 1997                         By: /s/ James E. Ernst
                                                   James E. Ernst., President
                                                   and Chief Executive Officer
POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Marlin F. Torguson and James E. Ernst, or either of them, as his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                                Title
Date


/s/  Marlin  F.  Torguson              Chairman of the Board       March 25,
1997
Marlin F. Torguson


/s/  James  E.  Ernst                  President and Chief         March 25,
1997
James E. Ernst                      Executive Officer
                                    (principal executive officer)


/s/  Jay  S.  Osman                    Chief Financial             March 25,
1997
Jay S. Osman                        Officer and Treasurer (principal
                                    financial and accounting officer)


/s/  Roger  H.  Frommelt               Director                    March 25,
1997
Roger H. Frommelt


/s/E.  Thomas  Welch                   Director                    March 25,
1997
E. Thomas Welch
                                     51

                              CASINO MAGIC CORP.
       ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1996

                             INDEX TO EXHIBITS

Exhibit
Number
Page
------------------------------------------------------------------------------
10.99* Employment Agreement dated June 25, 1996 between Ken Schultz and Casino Magic Corp.
10.100* Employment Agreement dated July 2, 1996 between Juris Basens and Casino Magic Corp.
10.101* Employment Agreement dated July 11, 1992 between David Paltzik and Casino Magic Corp
10.102 Agreement dated December 12, 1996 among Touristiki Georgiki Exagogiki, S.A., Parral Compania Naviera, S.A., Casino Magic (Europe) B.V., Casino Magic Hellas Management Services S.A. and Casino Magic Corp. relating to the termination of Joint Venture Agreement and the Management Agreement between the parties.
10.103 Agreement dated December 12, 1996 among Touristiki Georgiki Exagogiki, S.A., Parral Compania Naviera, S.A., Casino Magic (Europe) B.V., Casino Magic Hellas Management Services S.A., Casino Magic Corp. and Murbec Inc. relating to the purchase of Porto Carras Casino S.A.
10.104 Admendment to Operating Agreement of Kansas Gaming Partners, L.L.C. dated January 22, 1997.
21.1  Subsidiaries of Casino Magic Corp.

23.1  Consent of Independent Public Accountants.

24.1  Power of Attorney (contained on the signature page).

                     CASINO MAGIC CORP. AND SUBSIDIARIES

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                         PAGE

Report of Independent Public Accountants                                 F-2

Consolidated Statements of Operations                                    F-3

Consolidated Balance Sheets - Assets                                     F-4

Consolidated Balance Sheets - Liabilities and Shareholders' Equity       F-5

Consolidated Statements of Shareholders' Equity                          F-6

Consolidated Statements of Cash Flows                                    F-8

Notes to Consolidated Financial Statements                               F-11

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors of Casino Magic Corp.:

       We have audited the accompanying consolidated balance sheets of Casino Magic Corp. (a Minnesota corporation) and subsidiaries (the Company) as of December 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

       In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Casino Magic Corp. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.




ARTHUR ANDERSEN LLP


New Orleans, Louisiana
February 28, 1997

                     CASINO MAGIC CORP. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                      YEARS ENDED DECEMBER  31,
                                    1996         1995          1994
REVENUES:
  Casino                        167,153,012    165,997,836    178,336,647
  Food and beverage and rooms     8,080,067      8,392,529      5,625,703
 Royalty and management fees     3,099,407       2,224,351             --
  Other  operating  revenues                1,945,357      1,108,049
1,056,125
                                180,277,843        177,722,765
185,018,475
COSTS AND EXPENSES:
  Casino                         74,943,304     69,654,888     73,212,895
  Food and beverage               7,351,838      6,795,164      6,412,264
  Rooms                           1,039,081      1,224,685        198,112
 Other operating costs and
  expenses                        2,807,038      1,333,183      1,601,792
  Advertising and marketing      20,901,821     25,873,832     25,097,126
  General and administrative     24,216,613     28,501,308     29,765,041
 Property operation, maintenance
  and energy cost                 7,433,262      4,057,144      7,632,034
 Rents, property taxes and
  insurance                       5,991,261       4,314,355      3,475,089
  Depreciation and amortization  18,346,202      15,768,546     10,668,770
  Preopening costs                6,554,535       1,818,715             --
  Development expenses            1,849,583       2,228,549     10,244,317
  Write-off of capitalized costs
  relating to inactive
    developments                                  --      11,381,945
5,479,164
                                171,434,538     172,952,314    173,786,604
INCOME  FROM  OPERATIONS                    8,843,305       4,770,451
11,231,871
OTHER (INCOME) EXPENSE:
  Interest expense               25,071,767      17,436,904     16,645,963
  Interest capitalized           (5,717,494)       (867,236)    (1,306,476)
  Interest income                (1,436,468)       (803,624)    (1,403,692)
  Loss from unconsolidated
    subsidiaries                 26,501,808         112,250        407,787
  Write-off of capitalized costs
    primarily   relating to
    joint ventures                        --      2,210,219             --
  Other                                     689,221        204,981
106,779
                                           45,108,834     18,293,494
14,450,361
LOSS BEFORE INCOME TAXES         (36,265,529)   (13,523,043)    (3,218,490)

INCOME  TAX  BENEFIT                      (4,676,182)    (3,230,864)
(188,039)
NET  LOSS                                 $(31,589,347)  $(10,292,179)  $
(3,030,451)
NET LOSS PER COMMON SHARE:
   PRIMARY                          $      (0.88)  $       (.30)  $
(.10)
   FULLY-DILUTED                $(0.89)  $       (.31)  $       (.11)
AVERAGE SHARES AND EQUIVALENTS OUTSTANDING:
   PRIMARY                                  36,039,909    34,179,842
28,934,185
   FULLY-DILUTED                            35,448,068    33,260,904
27,314,172

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.
                                     F-3

                     CASINO MAGIC CORP. AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS

                                    ASSETS
                                                        DECEMBER 31,
                                                     1996         1995

CURRENT ASSETS:
     Cash and cash equivalents                    $ 17,561,512   $ 30,755,698
     Restricted Cash                                16,984,654             --
Income tax receivable                             802,174      4,225,047
Prepaid expenses                                2,844,995      2,671,210
     Notes and accounts receivable, net              2,889,486      6,879,080
     Deferred income taxes                               --         2,923,171
     Other  current  assets                                  873,676
626,846

      Total current assets                       41,956,497     48,081,052

PROPERTY AND EQUIPMENT, NET                     243,692,571    169,791,757

OTHER LONG-TERM ASSETS:
  Notes Receivable                                4,119,700             --
  Investments in unconsolidated subsidiaries        957,831     18,574,859
  Options and land deposits                       2,282,244      3,211,562
  Foreign casino concession agreement, net of
    accumulated amortization of $1,897,790 in
    1996 and $948,895 in 1995                     9,488,950     10,437,845
  Deferred gaming license cost, net of
    accumulated amortization of $395,489
    in 1996                                      38,337,333             --
  Property held for development                   3,040,357      3,540,357
  Property held for sale                         15,108,541      5,118,740
  Debt issuance costs, net of accumulated
    amortization of $1,160,478 in 1996 and
    $994,350 in 1995                             10,195,688      5,936,591
  Deposits and other                              1,421,979      3,738,079

      Total  other  long-term  assets                        84,952,623
50,558,033

                                                             $370,601,691
$268,430,842


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                     CASINO MAGIC CORP. AND SUBSIDIARIES

                    LIABILITIES AND SHAREHOLDERS' EQUITY

                                                          DECEMBER 31,
                                                     1996          1995
CURRENT LIABILITIES:
  Notes and contracts payable                   $  4,708,603   $   964,174
  Current maturities of long-term debt             4,648,638     3,595,745
  Accounts payable                                 7,945,068     4,098,992
  Accrued expenses                                11,320,101    10,853,261
  Accrued interest                                 8,830,040     3,476,947
  Accrued payroll and related benefits             8,341,720     7,150,253
  Accrued progressive gaming liabilities           1,121,623     1,071,760
  Other current liabilities                        1,533,192       959,609

      Total current liabilities                   48,448,985    32,170,741

DEFERRED INCOME TAXES                                266,761     3,991,325

OTHER LONG-TERM LIABILITIES                               --       250,000

LONG-TERM DEBT, NET OF CURRENT MATURITIES        258,261,231   136,840,010

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Common stock, $0.01 par, 50,000,000 shares,
    authorized 35,637,083 issued and outstanding
    in 1996 and 35,279,564 issued and outstanding
    in 1995                                          356,371       352,796
  Undesignated stock, 2,500,000 shares
    authorized, None issued                               --            --
  Additional paid-in capital                      67,123,702    66,087,413
  Retained earnings (deficit)                     (2,513,062)   29,076,285
  Cumulative foreign currency translation
    adjustment                                            --      (224,195)
  Unrealized holding loss on securities             (850,156)           --
  Less  unearned  compensation                                (492,141)
(113,533)

      Total  shareholders'  equity                            63,624,714
95,178,766

                                                              $370,601,691
$268,430,842
SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                     CASINO MAGIC CORP. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                                                     Foreign
                                  Common Stock       Additional      currency
                                          Shares     Amount   paid-in capital
adjustment
BALANCE AT DECEMBER 31, 1993  25,215,000    $252,150   $25,005,578         --
Amortization of unearned
  compensation                        --          --            --         --
Stock options granted to
  executive officers                  --          --     1,190,625         --
Net proceeds from exercise of
  warrants                     2,873,500      28,735     4,352,685         --
Net proceeds from exercise of
  employee stock options         155,250       1,553       227,835         --
Net proceeds from common stock
  issued pursuant to
  Regulation S                 1,700,000      17,000    10,156,000         --
Stock issued for consultants
  compensation                     18,000         180       194,445        --
Net  loss                                --          --            --
--
BALANCE AT DECEMBER 31, 1994   29,961,750    $299,618   $41,127,168        --
Amortization of unearned
  compensation                         --          --            --        --
Write-off of unearned
  compensation                         --          --    (1,642,886)       --
Stock options to executive officers    --          --       101,563        --
Vested stock grants to
  executive officers               16,250          162         (162)       --
Net proceeds from exercise of
  stock options                   308,564        3,086      376,726        --
Net proceeds from common stock
issued pursuant to Regulation S 1,771,000       17,710    8,303,095        --
Stock issued for consultants'
  compensation                    12,000          120       63,632         --
Stock issued for land          3,210,000       32,100   17,758,277         --
Foreign currency translation          --           --           --   (224,195)
Net  loss                               --           --           --
--
BALANCE  AT  DECEMBER  31,  1995    35,279,564         $352,796  $66,087,413
($224,195)
Amortization of unearned
  compensation                        --           --           --         --
Stock options granted to
  executive officers                  --           --      567,188         --
Net proceeds from exercise
  of warrants                         --           --          500         --
Net proceeds from exercise of
  employee and non-employee
  director stock options         357,519        3,575      453,654         --
Casino One Corp. acquisition          --           --       14,947         --
Unrealized Holding Loss on
  Securities Available for Sale       --           --           --         --
Foreign currency translation
  adjustment                          --           --           --    224,195
Net  loss                                --           --           --
--
BALANCE AT DECEMBER 31, 1996  35,637,083     $356,371  $67,123,702  $
    --
SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.
                                     F-6

                     CASINO MAGIC CORP. AND SUBSIDIARIES
         CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (CONTINUED)
                    UNREALIZED HOLDING     RETAINED       LESS
                     loss on securites    (deficit)     unearned
                          available for sale    earnings     compensation
Total
BALANCE  AT  DECEMBER  31,  1993  $          --    $42,398,915     $(798,306)
$66,858,337
Amortization of unearned
  compensation                     --            --       770,180     770,180
Stock options granted to
  executive officers               --            --    (1,190,625)         --
Net proceeds from exercise of
  warrants                         --            --            --   4,381,420
Net proceeds from exercise of
  employee stock options           --            --            --     229,388
Net proceeds from common stock
  issued pursuant to
  Regulation S                     --            --            --  10,173,000
Stock issued for consultants
  compensation                     --            --            --     194,625
Net  loss                                     --    (3,030,451)           --
(3,030,451)
BALANCE AT DECEMBER 31, 1994 $     --   $39,368,464  $(1,218,751) $79,576,499
Amortization of unearned
  compensation                         --          --      470,962     470,962
Write-off of unearned
  compensation                         --          --      735,819   (907,067)
Stock options to executive officers    --          --     (101,563)         --
Vested stock grants to
  executive officers                   --          --          --          --
Net proceeds from exercise of
  stock options                        --          --          --      379,812
Net proceeds from common stock
issued pursuant to Regulation S        --          --          --    8,320,805
Stock issued for consultants'
  compensation                         --          --          --       63,752
Stock issued for land                  --          --          --   17,790,377
Foreign currency translation          --           --           --   (224,195)
Net  loss                                         --  (10,292,179)         --
(10,292,179)
BALANCE  AT  DECEMBER  31,  1995           --  $29,076,285 $ (113,533)
$95,178,766
Amortization of unearned
  compensation                        --           --     188,580      188,580
Stock options granted to
  executive officers                  --           --    (567,188)          --
Net proceeds from exercise
  of warrants                         --           --         --           500
Net proceeds from exercise of
  employee and non-employee
  director stock options              --           --        --        457,229
Casino One Corp. acquisition          --           --        --         14,947
Unrealized Holding Loss on
  Securities Available for Sale (850,156)          --        --      (850,156)
Foreign currency translation
  adjustment                          --           --        --       224,195
Net  loss                                         --  (31,589,347)       --
(31,589,347)
BALANCE  AT  DECEMBER  31,  1996    $(850,156) $(2,513,062)  $(492,141)
$63,624,714
SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.
                                     F-7



                     CASINO MAGIC CORP. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                              YEARS ENDED DECEMBER 31,
                                              1996            1995
1994

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net  income  (loss)                               $(31,589,347) $(10,292,179)
$(3,030,451)
 Adjustments to reconcile net
   income loss to
 (loss) to net cash provided by
  operating
  activities:
 Depreciation                                        and amortization
16,263,2708,346,202    13,387,3455,768,546   10,668,77029,455
 Amortization                            2,082,932     2,381,201      39,315
 Loss on disposal of property and
  equipment                                339,9056       466,712           --
 Amortization of original issue
  discount and deferred debt
  issuance costs                         1,496,259       954,351     844,818
 Amortization of unearned stock
  compensation, net of recoveries           188,580      (436,105)   770,180
 Consultants' compensation recognized
  on  issuance  of  stock                              --(0)        63,752
103,125
 Gain  on  contract settlement                    --(0)      (855,000)
--
 Write-off of preopening costs,
  development project cost, land
  options and deposits & property
  held for development                   7,054,5325    12,104,212    4,340,543
 Loss on investment in unconsolidated
  subsidiaries                          22,436,241       112,250      407,787
 (Increase) decrease in income tax
  receivable                             3,422,873     1,899,459   (3,560,970)
 (Increase) decrease in prepaid
  expenses                                  88,861     1,634,019      558,795
 Increase in notes and accounts
  receivable, net                         (147,705)   (4,753,232)  (1,032,162)
 Decrease in deferred income taxes-
  current                               2,923,171      (720,628)    (130,182)
 Increase in other current assets         (277,793)     (129,225)     (17,881)
 Increase (decrease) in deferred income
  taxes-non current                      (4,173,197)  (1,063,610)   2,558,240
 Increase (decrease) in accounts
  payable                                 2,924,820      (389,241)     973,784
 Increase (decrease) in accrued
  expenses                              (4,278,518)   (2,026,436)   2,704,726
 Increase (decrease) in accrued
  interest                               3,487,883       208,449      (15,472)
 Increase (decrease) in accrued
  payroll and related benefits           1,255,364     2,236,447     (281,652)
 Increase (decrease) in accrued
  progressive gaming liabilities            55,376      (393,866)    (166,442)
 Increase  in  contractual  obligations                 --(0)            --
2,210,000
 Increase (decrease) in income taxes
  payable                                  573,583       959,609
 --
NET CASH PROVIDED BY OPERATING
ACTIVITIES                                     24,126,2416,011,855)
15,348,284   17,905,556
SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.(CONTINUED)
                                     F-8

                     CASINO MAGIC CORP. AND SUBSIDIARIES

                                                 YEARS ENDED DECEMBER 31,
                                              1996            1995
1994

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of property and
   equipment                             1,436,821       173,389           --
   Acquisitions of property and
     equipment                         (67,850,010)  (11,396,332) (27,444,563)
     Payments for Aacquisition of gaming
     license                           (15,250,000)          --           --
   Acquisitions of property held for
     development                                         --(0)           --
(2,315,588)
   Acquisitions of property held for
     sale                                   40,437           --      (742,921)
   Investments in unconsolidated
     subsidiaries                         (651,206)  (6,117,636)  (11,997,139)
   Expenditures for organizational and
     acquisition cost                         (359)     (80,788)           --
   Expenditures for land options and
     deposits                             (480,000)  (1,326,130)   (7,162,277)
   Acquisition of foreign gaming
     concession                                           --(0)           --
(11,386,740)
   Expenditures for development and
     preopening costs                   (6,554,535)    (130,794)   (2,897,440)
   Acquisitions of deposits and other
     long-term assets                    2,530,873   (1,898,786)   (1,474,772)
  (Increase) decrease in marketable
    securities                                         --  10,244,233
8,950,988
   Issuance of short-term note                   --          --
 --
      NET CASH USED IN INVESTING
   ACTIVITIES                                    (86,777,9799,392,474)
(10,532,844)  (56,470,452)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of debt or notes
   payable                             121,043,749      202,011     3,000,000
  Payments of debt issuance costs       (5,419,575)      (2,000)     (198,093)
  Principal payments on notes payable   (1,010,180)  (1,185,342)     (114,658)
  Principal payments on long-term debt (48,644,469)  (2,261,096)   (1,025,811)
  Net proceeds from sale of common stock    14,947    8,320,805    10,173,000
  Net proceeds from sale or exercise of
  warrants                                      --           --     4,381,420
  Net proceeds from exercise of employee
  stock  options                               457,734      379,812
229,388
  NET CASH PROVIDED BY FINANCING
  ACTIVITIES                                  66,442,2064    5,454,190
16,445,246

NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS                                    3,790,468810,871   10,269,630
(22,119,650)

CASH AND CASH EQUIVALENTS, BEGINNING
   OF  PERIOD                                   30,755,698   20,486,068
42,605,718

CASH AND CASH EQUIVALENTS, INCLUDING
RESTRICTED CASH, END OF PERIOD         $34,546,166566,569  $30,755,698
  $20,486,068

                     CASINO MAGIC CORP. AND SUBSIDIARIES

SUPPLEMENTAL CASH FLOW INFORMATION
                                                   YEARS ENDED DECEMBER 31,
                                                    1996       1995
1994
Interest paid, net of amount capitalized    12,379,128 15,406,868 $14,510,141
Income taxes paid, net of refunds           (7,604,043)(4,236,206)  1,741,370

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
  AND FINANCING ACTIVITIES:

Property and equipment and other asset
acquisitions
  financed  with  short-term  notes  payable                --  0    850,208
1,300,000
Property and equipment and other asset
  acquisitions
  included in accounts and construction
  payable and accrued expenses               5,455,469     177,091     952,506
Gaming license acquisition financed with
  long-term debt                            21,617,612          --          --
Land acquired through the issuance
  of  common stock                                   -- 0  22,140,969
--
Property and equipment under capital
  leases                                        81,114      63,632     131,221
Property and equipment and property
  held for sale financed with long-
  term debt                                 30,728,879          --   2,774,527
Land held for development financed with
  short-term  notes  and  long-term  debt                  -- 0         --
700,000
Consulting services performed for common
  stock                                                   -- 0     63,752
91,500
Common stock granted to officers                567,188    101,563   1,190,625
Commitment  for  land  option                                -- 0   (156,725)
5,000,000
SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                     CASINO MAGIC CORP. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

ORGANIZATION AND BASIS OF PRESENTATION:

Casino Magic Corp. and Subsidiaries (the "Company") is an international gaming company with operations in Bay Saint Louis, Mississippi, Biloxi, Mississippi, Bossier City, Louisiana, and the Argentina Province of Neuqu n in the cities of Neuqu n City and San Mart n de los Andes. The Company also is pursuing gaming opportunities in other jurisdictions.

The consolidated financial statements of the Company include the accounts of Casino Magic Corp. ("Casino Magic") and its wholly-owned subsidiaries (the "Subsidiaries") which are Mardi Gras Casino Corp. ("Casino Magic-BSL"), Biloxi Casino Corp. ("Casino Magic-Biloxi"), Casino Magic of Louisiana Corp. ("Casino Magic-Bossier City"), Atlantic-Pacific Corp. ("Atlantic-Pacific"), Casino Magic Neuqu n SA, ("Casino Magic-Neuqu n"), Casino Magic (Europe) B.V. ("Europe"), Casino One Corporation, Casino Magic Finance Corp., St. Louis Casino Corp., Bucks County Casino Corp., Casino Magic American Corp., Boston Casino Corp. and Kansas Magic Corp. Other subsidiaries are either inactive or have insignificant operating or development activity as of the date of these financial statements.

All significant intercompany accounts and transactions have been eliminated.

PRINCIPAL ACTIVITIES OF THE COMPANY:

Casino Magic-BSL operates a bi-level dockside casino in Bay Saint Louis, Mississippi. The casino began operations on September 30, 1992. The casino facility includes a 330 seat buffet, a fine dining restaurant, fast food and entertainment areas; and surface parking for approximately 2,000 cars. The casino is located on a site that occupies approximately 591 acres, including a 201 room inn, marina and recreational vehicle park. Construction of the golf course began in October 1995 and wasas completed in February 1997. Proposed additions to Casino Magic-BSL include a hotel and associated amenities.

Casino Magic-Biloxi operates a three-level dockside casino in Biloxi, Mississippi. The casino began operations on June 5, 1993. The casino facility includes a 360 seat buffet, a fine dining restaurant, fast food and lounge and entertainment areas. Parking facilities include an eight-story parking garage containing 695 parking spaces, a shared parking garage with 204 parking spaces and 221 additional surface parking spaces. Construction of an approximately 380 room hotel tower atop the parking garage began in 1997.

Casino Magic-Bossier City operates a three-level dockside casino in Bossier City, Louisiana. Casino Magic-Bossier City opened on October 4, 1996, using a temporary facility, and opened the permanent facility on December 31, 1996. The permanent facility has been developed on a 23 acre site and includes:; a 37,000 square foot land based pavilion, which includes a 350 seat buffet, a fine dining restaurant, fast food and entertainment areas; a parking garage for approximately 1,550 cars and surface parking for another approximately 400 cars.
                                     F-11

                     CASINO MAGIC CORP. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

Atlantic-Pacific Corp. leaseds and operateds a limited stakes gaming establishment in Deadwood, South Dakota, under the name of Goldiggers. The establishment consists of 94 slot and video lottery machines, four table games, restaurant and bar, and a nine-room hotel. Operations commenced April 11, 1991. Casino Magic sold Atlantic-Pacific Corp. in June 1996.

Casino Magic-Neuqu n operates two casinos in the Argentina Province of Neuqu n in the cities of Neuqu n City and San Mart n de los Andes. The casinos include approximately 29,000 square feet of gaming space including 54 table games, 395 slot machines and a bingo facility. The casinos began operations on January 1, 1995.

Europe owneds a 49% interest in Porto Carras Casino S.A., ("Porto Carras"), a Greek company which operates an American-style casino in northern Greece. Equity in the income of Porto Carras is accounted for using the equity method of accounting and is included in loss from unconsolidated subsidiaries. Casino Magic sold its interest in Porto Carras in December 1996.

Casino One Corporation holds title to land in Biloxi, Mississippi, adjacent to the property on which the Company conducts gaming operations in Biloxi, Mississippi.

Casino Magic Finance Corp. is a special purpose finance subsidiary formed specifically to issue $135,000,000 First Mortgage Notes ("Mississippi First Mortgage Notes"). Casino Magic Finance Corp. is 50% owned by each of Mardi Gras Casino Corp. and Biloxi Casino Corp.

St. Louis Casino Corp. holds title to real estate in St. Louis, Missouri. It is the Company's intention to sell this property .

Bucks County Casino Corp. holds title to real estate and has options to purchase additional real estate in Bucks County, Pennsylvania. It is the Company's intention to use this property in connection with the development of a proposed casino, if, and when, legislation is passed allowing such activity.

Casino Magic American Corp. is a wholly-owned subsidiary of the Company through which the Company manages or provides consulting services to Native American gaming operations.

Boston Casino Corp. has an option on real estate. During 1995, the Company abandoned all efforts to pursue gaming at this site and all amounts capitalized relating to this option were expensed.

Kansas Magic Corp. is a wholly-owned subsidiary of the Company through which the Company is a 50% member of each of two limited liability companies, Kansas Gaming Partners, L.L.C. ("KGP") and Kansas Financial Partners, L.L.C. ("KFP").
 During 1995, the Company expensed its recorded investment due to a bankruptcy proceeding as discussed in Note 910.

                     CASINO MAGIC CORP. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

      CASINO REVENUES AND COMPLIMENTARIES:

In accordance with common industry practice, casino revenues are the net of gaming wins less losses. Revenues exclude the retail value of complimentary rooms, food and beverage furnished gratuitously to customers. The estimated departmental costs of providing rooms is not significant, and the estimated departmental costs of providing food and beverage services are included in casino expense as follows:
                           YEARS ENDED DECEMBER 31,
                        1996         1995         1994
                    $13,838,000  $12,072,000  $14,750,000

       CASH AND CASH EQUIVALENTS:
For purposes of the consolidated balance sheets and statements of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

       RESTRICTED CASH:
At the closing of the Louisiana First Mortgage Notes (See Note 6), approximately $45.2 million of the net proceeds thereof were deposited in collateral accounts (the "Cash Collateral Accounts") to be disbursed only in accordance with the Cash Collateral and Disbursement Agreement executed at the closing of the Louisiana First Mortgage Notes Offering. The balances that remain in these collateral accounts at December 31, 1996, are shown as restricted cash.
       MARKETABLE SECURITIES:
Marketable securities were short-term investments in government securities or low-risk financial instruments recorded at cost which approximates market value.


       PROPERTY AND EQUIPMENT:
Property  and  equipment  are  stated  at  cost.    Depreciation,  including
amortization of capital leases and leasehold improvements, is computed using the straight-line method. Estimated useful lives for property and equipment are 15 - 31 years for barges and buildings, life of the lease for leasehold improvements and 5-7 years for furniture and equipment.

Normal repairs and maintenance are charged to expense when incurred. Expenditures which materially extend the useful life of capital assets are capitalized.

       INVESTMENTS IN UNCONSOLIDATED SUBSIDIARIES:
Investments in unconsolidated subsidiaries where the Company exercises significant influence are accounted for under the equity method.

                     CASINO MAGIC CORP. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

      AMORTIZATION OF INTANGIBLES:
Deferred charges relating to debt issuance costs and original issue discounts on long-term debt instruments are amortized over the life of the related debt using the effective interest rate method to provide a constant yield.

Deferred charges relating to debt issuance costs and original issue discounts on long-term debt instruments are amortized over the life of the related debt using the effective interest rate method to provide a constant yield.

Included under other long term assets is "Deferred gaming license cost." Deferred gaming license cost represents the estimated fair value of the Louisiana gaming license, an asset acquired in conjunction with the purchase of Crescent City Development Corporation ("Crescent City") see Note 4. This cost is being amortized on a straight-line basis over twenty-five years, the estimated period to be benefited by the license which commenced at the time gaming operations began at Bossier City.


      FOREIGN CASINO CONCESSION AGREEMENT:
The costs capitalized to acquire the foreign casino concession agreement are being amortized on a straight-line basis over the twelve year life of the agreement.

      DEVELOPMENT AND PREOPENING COSTS:
All internal salary and related costs of the Company's development activities are expensed as incurred. Amounts paid for outside consultants and professional fees are expensed until gaming has been legalized in the jurisdiction, the Company has an approved site and there is a reasonable likelihood that the Company will be granted a gaming license. From this point forward, outside and incremental development costs are capitalized. Capitalized development costs of $2,055,509 were included in development and expenses as of December 31, 1994. As discussed in Note 9, during 1995, the Company modified its agreements with the Sisseton-Wahpeton Dakota Nation. As a result of this, the amounts previously capitalized were expensed. Preopening costs are capitalized then expensed when the related business commences operations.

       OPTIONS AND LAND DEPOSITS:
The costs of options and land deposits are amortized over the life of the option or deposit until such time as the option or deposit is exercised or abandoned.

       INCOME TAXES:
Income taxes are accounted for in accordance with provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Under the asset and liability method of Statement No. 109, deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.
                                     F-14

                     CASINO MAGIC CORP. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

       FOREIGN CURRENCY TRANSLATION:
The functional currency for certain foreign subsidiaries and unconsolidated companies is the applicable local currency. The translation of the applicable local currencies into U.S. dollars is performed for balance sheet accounts using the current exchange rates in effect at the balance sheet date and for revenue and expense accounts using weighted average exchange rates during the period. The gains and losses resulting from the balance sheet account translations, net of deferred income taxes, are included in shareholders' equity. Some transactions of the Company and its subsidiaries are made in currencies different from their own. Gains and losses from these transactions are included in the consolidated statements of operations as they occur. Foreign currency transaction gains or losses included in the consolidated statement of operations have not been material.

       NET INCOME (LOSS) PER COMMON SHARE:
Net income (loss) per common and common equivalent share is calculated using the weighted average number of common shares outstanding increased by the additional number of shares which would be issuable upon the exercise of warrants and stock options, including options granted under the Company's 1992 Incentive Stock Option Plan. In the calculation, as required under Opinion No. 15 of the Accounting Principles Board ("APB 15"), an assumption is made that the Company used the exercise proceeds to purchase additional shares at the average market price and applied any excess proceeds under the "modified treasury stock method." As further required by APB 15, proceeds were calculated to include the exercise proceeds of the issuances, average unearned compensation for future services, and the tax benefit associated with the increase in market price of certain stock options granted outside the Plan.

CERTAIN SIGNIFICANT RISKS AND UNCERTAINTIES:

GAMING REGULATION LICENSING. The Company has gaming operations in the United States and abroad that depend on the continued licensability or qualification of the Company and subsidiaries that hold gaming licenses in various jurisdictions. Such licensing and qualifications are reviewed periodically by the gaming authorities in those jurisdictions.

COMPETITION.    The  gaming  industry is extremely competitive and the Company faces competition from new developments in both the United States, specifically on the Mississippi Gulf Coast and in Louisiana, and abroad.

FOREIGN  OPERATIONS.    The  Company  has  investments  and  net  assets  of
approximately $16 million in gaming operations outside of the United States which are subject to risks associated with the distance of these casino facilities from the Company's executive offices, the stability of the relevant government, regulations imposed by foreign governments, the continued ability to repatriate cash, and currency exchange issues.

                     CASINO MAGIC CORP. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):
CAPITALIZED COSTS. At December 31, 1996, the accompanying balance sheet reflects assets related to options and land deposits and property held for development in states where the Company does not presently have a license to conduct gaming or gaming is not presently allowed by law. If the Company is not successful in acquiring licenses or gaming is not legalized in such states, future adjustments to the carrying value of these assets may be required.

SEVERE WEATHER. The Mississippi Gulf Coast is subject to severe weather, including hurricanes. Severe weather could cause damage to one or both of the Company's Mississippi casino facilities. The Company maintains insurance against casualty losses resulting from severe weather and against business interruption. Such insurance may not adequately compensate the Company for loss of profits resulting from severe weather.

START-UP OF OPERATIONS. Initial operations of the Casino Magic-Bossier City casino were adversely affected by high water which forced the closure of the casino for 15 days during 1996, as well as beginning operations before a
substantial  portion  of  the  Casino's  amenities  were  completed.    It  is
anticipated that these difficulties incurred during start-up operation will negatively impact operations during the early part of 1997.

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

RECLASSIFICATIONS:
Certain reclassifications have been made to the 1995 and 1994 amounts to conform with the December 31, 1996 presentation.

                     CASINO MAGIC CORP. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. NOTES AND ACCOUNTS RECEIVABLENOTES AND ACCOUNTS RECEIVABLE:

   Notes and accounts receivable consist of the following:

                                                   DECEMBER 31,
                                              1996              1995
Current:
Notes receivable - from affiliate        $       --         $2,000,000
Notes receivable                            790,228                 --
Accounts receivable - air charter           548,239            570,540
Accounts receivable - trade               2,505,463          1,653,912
Accounts receivable - from affiliate             -- 0          3,211,588
Other                                       606,631            846,909
                                         $4,450,561         $8,282,949
Less allowance for doubtful accounts      1,561,075          1,403,869
Total Notes and Accounts Receivable
(current)                                $2,889,486         $6,879,080
Noncurrent:
Notes receivable                          4,119,700-- 0
Total Notes and Accounts Receivable      $7,009,186         $6,879,080

Included in notes receivable is a commercial loan in which the Company, through a wholly-owned subsidiary, participated. The amount of Company's participation is $5 million. The entire loan amount in which the Company, is participating is $17,500,000. The loan was made by a consortium of lenders to the Sisseton-Wahpeton Dakota Nation, a Native American Tribe, for the construction of a casino facility on Tribal land. The Company, through a wholly-owned subsidiary, has a consulting agreement with the Native American Tribe to assist in the operations of the casino facility. The loan was converted from a construction loan to a term loan in February 1997. The term loan is repayable over a sixty month period payable in monthly installments of $105,230 including principal and interest at a fixed rate of 10.375% through February 2002.

3.  PROPERTY AND EQUIPMENTPROPERTY AND EQUIPMENT:
     Property and equipment consists of the following:
                                                    DECEMBER 31,
                                              1996               1995

Land and improvements                     $ 67,658,624      $ 58,018,386
Buildings and improvements                  44,554,665        41,672,748
Barges and improvements                     55,203,063        35,973,068
Leasehold improvements                         382,907         1,362,141
Furniture and equipment                     69,663,192        54,916,169
Construction in progress                    48,549,525         8,424,425
                                           286,011,976       200,366,937
Less accumulated depreciation
   and amortization                        (42,319,405)      (30,575,180)
                                          $243,692,571      $169,791,757

                     CASINO MAGIC CORP. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. STOCK ACQUISITIONS:

In May 1996, Casino Magic, through its wholly-owned subsidiary, Jefferson Casino Corporation ("Jefferson Corp") acquired Crescent City Capital Development Corp.("Crescent City") for $50 million plus the assumption of up to $5.7 million in equipment liabilities. Jefferson Corp paid $15 million in cash at closing and caused Crescent City to issue $35 million of 11.5% secured, three year notes . Crescent City, which was the subject of a plan of reorganization under Chapter 11 of the U.S. Bankruptcy Code, owned the Crescent City Queen riverboat ("Crescent City Riverboat"), gaming and related equipment and surveillance equipment and a license to conduct riverboat gaming
operations  in  Louisiana.    Crescent  City  emerged  from  the  Bankruptcy
proceedings as Casino Magic of Louisiana Corp. ("Casino Magic-Bossier City"). The Company is using Casino Magic-Bossier City's gaming license in Bossier City, Louisiana, where it currently owns 23 acres of land. Although Jefferson Corp. was required to purchase the Crescent City Riverboat to obtain the Louisiana gaming license, the Crescent City Riverboat is one of the largest riverboats in the United States and could not be used at Casino Magic-Bossier City because of Crescent City Riverboat's width. Therefore, the Company purchased a casino riverboat (the "Bossier Riverboat") for use at Casino Magic-Bossier City for $20 million. The Crescent City Riverboat, classified as property held for sale, with a carrying value of $10.1 million at December 31,1996, will be sold and the proceeds will be used to assist in the funding of the hotel at Bossier City. The Company can give no assurances that it will be able to dispose of the Crescent City Riverboat on acceptable terms or in a timely manner. The assets acquired as a part of the acquisition of Casino Magic-Bossier City which included gaming, surveillance and related equipment are being used at Casino Magic-Bossier City's gaming site.

5. DISPOSITIONS
On June 13, 1996, the Company sold the capital stock of Atlantic-Pacific Corp., which operates "Goldiggers," a small casino-hotel in Deadwood, South Dakota, to Royal Casino Group, Inc. ("RCG"), an unaffiliated party whose common stock trades on the NASDAQ market (ticker symbol WINZ). Goldiggers had not been regarded by the Company as material to its operations for several years. In consideration for the sale of such stock, the Company received shares of RCG Series A Convertible Preferred Stock and warrants to acquire shares of RCG common stock. The Indenture (See Note 7) required that at least 85% of the consideration received by the Company in respect of such asset sale be in the form of cash. By selling such securities for cash to a subsidiary that is not subject to the investment covenants of such Indenture, management has taken steps which it believes are sufficient to cure such violation.

                     CASINO MAGIC CORP. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. DISPOSITIONS (CONTINUED)
At September 30, 1996, management determined that its 49% equity investment in Porto Carras Casino S.A., and notes and accounts receivable relating to unpaid management fees and royalties were impaired. Because of this impairment, management wrote off its investment in such gaming facilities in Porto Carras, Greece, ("Porto Carras") and all unpaid notes and receivables related thereto.
 The total charge recorded relating to the write off of Porto Carras was $26.1 million. Management's decision was based, primarily, on the results from Porto Carras after the opening of a competing casino. In September 1996, Hyatt Corporation opened a new casino in the City of Thessaloniki, Porto Carras's primary market and was required by the Greek Government to charge an $8 admission tax compared to Porto Carras' $20 admission tax. Although the Company anticipated some revenue loss as a result of this increased competition and admission fee differential, the actual effects were much greater than anticipated and resulted in a $2.0 million loss from operations at Porto Carras for the month of September 1996. Despite new marketing and cost containment efforts, these losses continued; furthermore, the majority owner in Porto Carras venture was unwilling or unable to advance any funds to the operation. Additionally, the majority owner informed the Company that it did not intend to operate a substantial portion of the Porto Carras resort area, consisting of two hotels and amenities, during the 1997 season. These factors, among others, led to the Company's decision to write off its investment in Porto Carras and led to the sale of Porto Carras in December 1996.

6.  NOTES AND CONTRACTS PAYABLENOTES AND CONTRACTS PAYABLE:

Short-term notes and contracts payable consist of the following:

                                                        December 31,
                                                   1996              1995

Construction contracts (a)                      $ 4,540,434       $ 113,966
Other  (b)(c)                                               168,169
850,208
                                                $  4,708,603              $
964,174

(a)  Consists  of  various  payables  relating  to  both  fixed  and cost plus contracts.
(b) In 1996, the balance consisted of three notes payable. The detail of these notes is as follows: (i) $161,939 uncollaterized note, payable in monthly installments of $27,585 including interest at 7.5%, through June 1997.
 (ii) $1,837 note collateralized by office equipment, payable in monthly installments of $157. (iii) $4,393 note collateralized by golf equipment, payable in monthly installments of $290.
(c) In 1995, the balance consisted of an uncollaterized note, payable in variable monthly installments including interest at prime plus 5% through September 1996.

                     CASINO MAGIC CORP. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.     LONG-TERM DEBTLONG-TERM DEBT:

Long-term debt, including capital lease obligations, consists of the following:

                                                DECEMBER 31,
                                          1996                1995

Notes payable, bank (a)             $  9,585,130        $  2,765,423
Equipment contracts (b)                  622,274                  --
Notes payable, land (c)                3,470,415           4,102,507
Capital lease obligations (Note 9)       308,514             259,557
Other (d)                              1,207,986             928,500
Louisiana First Mortgage Notes (e)   115,000,000                  --
First Mortgage Notes (f)             135,000,000         135,000,000
   Unamortized original
   issue discount                     (2,284,450)         (2,620,232)
                                    $262,909,869        $140,435,755
Less current maturities             $ (4,648,638)       $ (3,595,745)
                                    $258,261,231        $136,840,010

(a) Consists of four notes payable to banks. The detail of these notes is as follows: (i)$3,000,000 uncollateralized promissory note, payable in monthly installments of interest only through July 1996; thereafter, principal and interest based on a 60 month amortization through February 2000. The promissory note bears interest at prime plus 1% (9.25% at December 31, 1996) throughout the life of the note with a final balloon payment due in February 2000. (ii) $1,700,000 note collateralized by gaming equipment. The first payment is due 120 days following the opening of Bossier City's gaming facility. The note is payable in thirty-six monthly payments of $53,463.49, including interest at prime plus 1/4% (8.5% at December 31, 1996). (iii) $1,343,749 assumed note collateralized by the company jet. This note was paid off subsequent to year end when the jet sold. The note is payable in 34 remaining monthly payments of $35,000, including interest at prime plus 1% (9.25% at December 31, 1996) throughout the life of the note with a final balloon payment due October 1999. (iv) $4,575,740 collateralized by gaming equipment. The first payment is due 120 days following the opening of Bossier City's gaming facility. The note is payable in thirty-six monthly payments of $135,788.17, including interest at prime plus 1% (9.25% at December 31, 1996).

(b) Consists of two notes payable collateralized by golf equipment. The detail of these notes is as follows: (i) $482,365 note payable in forty-three remaining monthly payments of $12,150.80, including interest at 9.64%. (ii) $182,049 note collaterized by golf equipment, payable in forty-one remaining monthly payments of $4,540.68, including interest at 9.12%.

                     CASINO MAGIC CORP. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.     LONG-TERM DEBT (CONTINUED)LONG-TERM DEBT:
(c) Consists of three notes payable for land acquisitions. The detail of the three notes is as follows: (i)$471,614 note payable in monthly installments of $14,920.34 including interest at prime plus 2% (10.25% at December 31,
1996), through April 1999. (ii)$870,942 note payable in monthly installments of $12,134 including interest at 8% through July 2003. (iii)$3,000,000 note payable in monthly installments of $111,699 including interest at 8.75% through November 1998.

(d) Consists of various collateralized notes payable through the year 2004. The interest rates on these notes vary from 7.9% to 10% fixed rates.

(e) On August 22, 1996, a wholly owned subsidiary of the Company, Casino Magic-Bossier City, sold $115,000,000 aggregate principal amount of 13%, First Mortgage Notes securities due in 2003 ("Series A Notes") with contingent interest. Casino Magic-Bossier City is required to offer to exchange up to an aggregate of $115,000,000 principal amount of 13% Series B First Mortgage Notes due 2003 with Contingent Interest (the "Series B Notes" and, together with the Series A Notes, the "Louisiana First Mortgage Notes") for such Series A Notes. The Series B Notes will be identical to the Series A Notes but will be registered with the Securities and Exchange Commission.
Contingent Interest is payable on the Louisiana First Mortgage Notes, on each interest payment date, in an aggregate amount equal to 5% of Casino
Magic-Bossier City's Adjusted Consolidated Cash Flow (as defined in the Louisiana First Mortgage Notes Indenture ("Louisiana Indenture") for the Accrual Period (as defined in the Louisiana Indenture, but generally a six month period) last completed prior to such interest payment date; provided that no Contingent Interest is payable with respect to any period prior to the Commencement Date (as defined in the Louisiana Indenture). Payment of all or a portion of any installment of Contingent Interest may be deferred, at the option of Casino Magic-Bossier City, if, and only to the extent that, (i) the payment of such portion of Contingent Interest will cause Casino Magic-Bossier City's Adjusted Fixed Charge Coverage Ratio (as defined in the Louisiana Indenture) for Casino Magic-Bossier City's most recently completed Reference Period prior to such interest payment date to be less than 1.5 to 1.0 on a pro forma basis after giving effect to the assumed payment of such Contingent Interest and (ii) the principal amount of the Louisiana First Mortgage Notes corresponding to such Contingent Interest has not then matured and become due and payable (at stated maturity, upon acceleration, upon redemption, upon maturity of a repurchase obligation or otherwise). The aggregate amount of Contingent Interest payable in any Semiannual Period will be reduced pro rata for reductions in the outstanding principal amount of notes prior to the close of business on the record date immediately preceding such payment of Contingent Interest.

The Series A Notes were issued to consolidate the funding necessary to develop
Casino  Magic-Bossier  City  project.    This  included  the  repayment of the
Louisiana Land Note and the Louisiana Notes.

                     CASINO MAGIC CORP. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.     LONG-TERM DEBT (CONTINUED)LONG-TERM DEBT:
The Louisiana First Mortgage Notes are secured by a first priority security interest, subject to permitted liens, in substantially all of the existing and future assets of Bossier City, including the Bossier Riverboat and substantially all of the other assets that comprise Casino Magic-Bossier City, the Crescent City Riverboat, and an assignment of the construction contracts pursuant to which Casino Magic-Bossier City was being constructed. The Jefferson Guarantee will be secured by a pledge of all of the capital stock of Jefferson Casino Corp., a wholly owned subsidiary of the Company. Casino Magic-Bossier City has contractually committed to apply net proceeds from an asset sale of the Crescent City Riverboat to the construction of Casino Magic-Bossier City which improvements shall be owned by Casino Magic-Bossier City or such Subsidiary and be used by or useful to Casino Magic-Bossier City or such Subsidiary in any line of business in which Bossier City or such Subsidiary is permitted to be engaged pursuant to the covenant described under "Certain Covenants Line of Business as defined in the Indenture;" provided, however, that the Net Proceeds from an asset sale of the Crescent City Riverboat may be applied only to the making of a capital expenditure or the acquisition of long-term assets or the payment of the costs of construction of real property improvements, in any case, to be used by Casino Magic-Bossier City ator the Casino Magic-Bossier as a casino entertainment facility or hotel.
The  Louisiana  First  Mortgage Notes are governed by the Louisiana Indenture.
The Louisiana Indenture pursuant to which the Louisiana First Mortgage Notes have been issued contains certain covenants that will limit the ability of Casino Magic-Bossier City and its subsidiaries to, among other things, incur additional indebtedness and issue preferred stock, pay dividends, make investments or make other restricted payments, incur liens, enter into mergers or consolidations, enter into transactions with affiliates or sell assets.
(f) On October 14, 1993, a wholly owned indirect subsidiary of the Company, Casino Magic Finance Corp. ("Finance Corp."), sold $135,000,000 in aggregate principal amount of 11 1/2% First Mortgage Notes due in 2001 (the " Finance Notes") and warrants to purchase 810,000 shares of Casino Magic Corp. common stock. Proceeds from the Notes were allocated by the underwriter between the Finance Corp. and the Company based on the estimated fair market value at the time of issuance of the Finance Notes and the warrants in the amounts of $131,760,000 and $3,240,000 ($4 per warrant), respectively. The value of the warrants is treated as original issue discount for financial statement purposes, and is reflected in the balance sheet net of amortization as an adjustment to the carrying value of long-term debt. The Finance Notes are governed by an Indenture (the "Indenture") entered into on the same date between Finance Corp., the Company and IBJ Schroder Bank & Trust Company as the Trustee. Under Section 4.10 of the Indenture, the Company's ability to pay dividends on its common stock is restricted to an amount which is determined under a formula based primarily on the Company's future income, and is precluded upon the occurrence of an "Event of Default" as defined under the Indenture. Events of Default include, among other things, the failure to pay the interest or principal due on the Finance Notes, the entry of a judgment in

                     CASINO MAGIC CORP. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.     LONG-TERM DEBT (CONTINUED)LONG-TERM DEBT:

excess of $10,000,000 against the Company or its material subsidiaries, which is not discharged within 60 days after entry, and the default by the Company or its material subsidiaries under indebtedness due to third parties. The Indenture also contains certain covenants that restrict, among other things, the making of certain investments, payments of dividends and other distributions, the incurrence of additional indebtedness and future guarantees of indebtedness, certain transactions with shareholders and affiliates, certain mergers and consolidations, certain asset sales and the creation of certain liens. Additionally, in Mississippi, where certain of the Company's subsidiaries are incorporated, laws exist which prohibit payments of dividends if such payments would create negative equity on a fair market value basis. The Finance Notes are secured by a pledge of the stock of Finance Corp., Bay Saint Louis and Biloxi along with the accounts receivable, inventories, property and equipment, property held for development and deposits of Casino Magic-BSL and Casino Magic-Biloxi. The book basis of these pledged assets is approximately $150,000,000 at December 31, 1996. The effective interest rate of the Notes is 13.06%. The proceeds from the Notes were used to pay off substantially all outstanding obligations at October 14, 1993.

Maturities of the Company's long-term debt, including capital lease obligations, as of December 31, 1996, are as follows:

     YEAR ENDING DECEMBER 31,
     1997                             $  4,648,638
     1998                                4,985,055
     1999                                3,891,168
     2000                                  937,205
     2001                              135,245,043
     Thereafter                         115,487,210
                                       265,194,319
     Unamortized original issue
     discount                           (2,284,450)
                                     $262,909,869

8.     LEASE COMMITMENTS:

   The Company has long-term lease agreements for land for the site of Casino Magic-Biloxi and additional land at Casino Magic-BSL. The Casino Magic-Biloxi land is classified as an operating lease. The annual rental payments for the initial five-year term of the Casino Magic-Biloxi land lease began June 5, 1993, and are $550,000, $250,000, $450,000, $450,000 and $200,000 for the
first through fifth year. The land lease contains seventeen, five-year renewal options at contractually higher rentals, plus inflation adjustments not to exceed 4.5% per year.

                     CASINO MAGIC CORP. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.     LEASE COMMITMENTS (CONTINUED):
On June 4, 1993, the Company entered into a long-term agreement with the State of Mississippi to lease 283,217 square feet of submerged lands or tidelands for Casino Magic-Biloxi. The initial lease term expires May 31, 2003, but is cancelable by the Company in May 1998. Annual rental payments are due in advance on the first of June in the amount of $595,000, plus an annual increase of $45,000 for the first five years.

   The following is a schedule of future minimum lease payments for capital and operating leases (with initial or remaining terms in excess of one year) as of December 31, 1996:

Year ending December 31,
                                                Capital        Operating
                                                 Leases         Leases

      1997                                         $351,565       $1,866,404$
462,032
      1998                                                      211,342
1,323,4472,664,093
      1999                                                      155,279
1,112,7092,341,394
      2000                                                       27,185
1,063,3061,139,168
      2001                                                     21,488
952,0001,141,025
      Thereafter                                 45,5722,070,5001,039,000
Total  minimum  lease  payments                                  812,431
$8,388,366786,712
Less amount representing interest (8% to 13%)   131,974
Present value of net minimum capital lease
payments                                       $680,457

      Rent expense for all non-cancelable operating leases was $1,800,000, $3,048,000, and $3,254,000 for the years ended December 31, 1996, 1995 and
1994, respectively.

9.  OTHER COMMITMENTS AND CONTINGENCIES

ONGOING LEGAL PROCEEDINGS:

A  class  action  lawsuit  was  filed  on April 26, 1994, in the United States
District Court, Middle District of Florida (the "Poulos Lawsuit"), naming as defendants 41 manufacturers, distributors and casino operators of video poker and electronic slot machines, including the Company. The lawsuit alleges that such defendants have engaged in a course of fraudulent and misleading conduct intended to induce people to play such games based on a false belief concerning the operation of the gaming machines, as well as the extent to which there is an opportunity to win. The suit alleges violations of the Racketeer Influenced and Corrupt Organization Act, as well as claims of common law fraud, unjust enrichment and negligent misrepresentation, and seeks
damages  in  excess  of  $6  billion.   On May 10, 1994, a second class action
lawsuit was filed in the United States District Court, Middle District of Florida (the "Ahern Lawsuit"), naming as defendants the same defendants who were named in the Poulos Lawsuit and adding as defendants the owners of certain casino operations in Puerto Rico and the Bahamas, who were not named as defendants in the Poulos Lawsuit. The claims in the Ahern Lawsuit are

                     CASINO MAGIC CORP. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.  OTHER COMMITMENTS AND CONTINGENCIES (CONTINUED):
identical to the claims in the Poulos Lawsuit. Because of the similarity of parties and claims, the Poulos Lawsuit and Ahern Lawsuit have now been consolidated into one case file in the United States District Court, Middle District of Florida. On December 9, 1994 defendants' motion for change of venue was granted, transferring the case to the U.S. District Court, District of Nevada, in Las Vegas. In response to a motion to dismiss the Complaint brought by the Company and other defendants, the United States District Court for the District of Nevada entered an Order dated April 17, 1996, granting the motions and dismissing the complaint without prejudice. The plaintiffs then filed an amended Complaint on May 31, 1996, in which the plaintiffs sought damages against the Company and other defendants in excess of $1 billion and punitive damages for violations of the Racketeer Influenced and Corrupt Organizations Act and for state common law claims for fraud, unjust enrichment and negligent misrepresentation. The Company and other defendants have moved to dismiss the amended Complaint. The Company believes that the claims are without merit and does not expect that the lawsuit will have a material adverse effect on the financial condition or results of operations of the Company.

On October 20, 1994, International Gaming Network, Inc., commenced litigation in Federal Court against Casino Magic Corp. by filing a Complaint with the U.S. District Court, District of South Dakota, Southern Division. Plaintiff, in that litigation, has alleged, among other things, that the Company intentionally and improperly interfered with Plaintiff's existing and perspective contractual, economic or business relationship with the Sisseton-Wahpeton Sioux Tribe, and seeks damages of $28,292,102. In April 1994, the Company entered into an agreement with the Tribe to develop and manage a gaming casino on tribal lands in northeastern South Dakota. (The Company has since canceled the management agreement and entered into a consulting agreement with the Tribe.) On November 9, 1994, the Company interposed an answer denying the allegations contained in Plaintiff's estimated range or potential loss, if any, which may be sustained by the Company in connection with this litigation, but believes the lawsuit is meritless and intends to vigorously defend the claim. The United States District Court, on October 7, 1996, filed a Judgment of Dismissal, dismissing all of Plaintiff's claims, pursuant to a Motion for Summary Judgment which had been brought by Casino Magic. Pursuant to a Notice of Appeal dated November 5, 1996, the Plaintiff has appealed the dismissal of its claims to the United States Court of Appeals for the Eighth Circuit. Company management believes that the outcome of the litigation discussed above will not have a material adverse effect on the Company's financial position or results of operations.

In addition, the Company is a litigant in legal matters arising in the normal course of business. In the opinion of management, all such pending legal matters are either adequately covered by insurance, or if not insured, will not have a material adverse effect on the financial position or results of operations of the Company.

                     CASINO MAGIC CORP. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.  OTHER COMMITMENTS AND CONTINGENCIES (CONTINUED):
CONTRACTUAL AGREEMENTS:

ARGENTINA. In December 1994, the Company, through its wholly-owned subsidiary, Casino Magic-Neuqu n, entered into a 12-year concession agreement with the Province of Neuqu n, Argentina. Casino Magic-Neuqu n which began operations in January 1995 operates two casinos in the Province of Neuqu n in the cities of Neuqu n City and San Mart n de los Andes. The Company has unrestricted rights to increase the number of gaming positions at both locations.

CAMPTOWN GREYHOUND RACING, INC. On July 7, 1994, the Company and Alliance Gaming Corp. (formerly United Gaming) formed two joint ventures ("KGP" and "KFP") to loan Camptown Greyhound Racing, Inc. ("Camptown') approximately $3.2 million. On October 28, 1994, KFP executed a loan agreement with Boatmen's Bank of Kansas City ("Boatmen's") whereby Boatmen's loaned $3.2 million to Camptown. KFP had collateralized the loan with a $3.1 million certificate of deposit (one-half funded by each party to the joint venture) and, in addition, guaranteed the repayment of the loan. In January 1996, Camptown filed for protection  under  Chapter  11 of U.S. Bankruptcy Code.  KFP has satisfied its obligation under the guarantee, and now owns a second mortgage on Camptown's facility in Frontense, Kansas in the amount of $3,205,000, plus accrued interest. The Company has taken steps to protect its investment and rights to operate gaming devices at the Camptown facility, if and when such operation is legalized. The Company's $1,580,000 share of the amount loaned by KFP to Camptown was expensed in 1995.

In January 1997, the Company transferred all of its interest in KGP and KFP to Alliance Gaming Corp., an unrelated third party, except for a deminimusdiminimums interest. The consideration for the transfer was Alliance Gaming Corp.'s agreement to assume certain current financial obligations and to repay the Company all of its cost in the project if they are successful in commencing gaming operations at Camptown.

LAKES REGIONAL GREYHOUND PARK. In May 1995, the Company entered into an agreement with Lakes Regional Greyhound Park ("LRGP"). Under the terms of the Agreement, the parties intend to form an entity to pursue a gaming development at LRGP's pari-mutual track in Belmont, New Hampshire. The entity will be equally owned by the Company and LRGP and the Company will manage gaming operations. Under the agreement the Company is obligated to provide up to $4 million in funding to the entity of which the payment of $3 million is subject to certain contingencies including the passage of legislation permitting gaming at racetracks in New Hampshire. There is no assurance that the Company will have the funds to pursue such gaming opportunity.

                     CASINO MAGIC CORP. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.  OTHER COMMITMENTS AND CONTINGENCIES (CONTINUED):
PROMOTIONAL SERVICES. In April 1993, the Company entered into an agreement with Casino Magic Vacations ("CMV"), an unrelated company, to provide promotional services primarily related to customer travel arrangements to the Company's Gulf Coast properties. The Company's costs consisted of air charter fees, CMV commissions, compensation, and monthly operating expense reimbursements as provided for under the agreement. The Company incurred promotional costs under the agreement of approximately $12,000,000 and $6,100,000 for the years ended December 31, 1994 and 1993, respectively. In October 1994, the Company notified CMV of its intent to reduce costs by running the air charter promotion in-house and began negotiations with CMV to terminate the agreement. The Company filed suit against CMV in December 1994.
 In August 1995, the Company was awarded $2.2 million, of which $1 million has been paid. There is no assurance that the Company will collect the balance of this award; accordingly, this receivable has been fully reserved.

GREECE MANAGEMENT AGREEMENTS In June 1994, the Company negotiated the terms of definitive agreements pursuant to which it would acquire a 49% interest in a proposed gaming casino, Porto Carras, Porto Carras is located at the Porto Carras resort in northeastern Greece. The Company invested approximately $20 million for its 49% interest. The remaining 51% is owned by Touristiki Georgiki Exagogiki, a Greek company ("TGE"). Under the terms of the agreement, the Company managed the hotel and casino for a fee equal to 2.5% of hotel gross revenues and 10% of casino net operating income. The Company also received a royalty of 2% of casino gross revenues. In December 1996 the Company sold its interest in Porto Carras and terminated all management and royalty agreements associated with Porto Carras.

In 1995, the Company entered into an agreement with a consortium of Greek companies to manage and operate an American-style casino to be constructed in Xanthi, in the Thrace region of Northeastern Greece which is located near the borders of Bulgaria and Turkey. The Tourism Ministry of Greece has awarded a license to build and operate the casino to members of the consortium. The initial phase of the casino operation opened on December 1, 1995. The Company terminated this agreement in December 1996.

                     CASINO MAGIC CORP. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.  OTHER COMMITMENTS AND CONTINGENCIES (CONTINUED):
LAND ACQUISITIONS.
The Company has acquired land and options to purchase land in order to enhance the Company's developmental and licensing procurement potential in various
States.    However,  the  Company's  ability  to  develop  additional  gaming properties will be subject to its ability to raise additional debt or equity financing. While the Company believes that such arrangements can, and will, be made, there are no assurances that the Company will be able to procure such licensing, nor be able to raise additional debt or equity financing on acceptable terms.

On July 13, 1993, the Company executed an option agreement, though the year 2000, to acquire certain parcels of land in Alabama which may be suitable for casino gaming. The total price to exercise the option is $15,000,000 and is subject to an escalation index. The option includes provisions to pay 4.9% of income before income taxes of all casinos and related business conducted by the Company on the optioned property for 10 years and an option to purchase 200,000 shares of the Company's stock at an exercise price of $5.8125 per share. Aggregate payments made of $1,210,000 are included in options and land deposits at December 31, 1996.

On August 31, 1993, the Company assigned to the Company's Chairman (then President and Chief Executive Officer) the Company's rights under a purchase agreement for the acquisition of approximately 3.5 acres of unimproved land in downtown St. Louis, Missouri. The purchase agreement was entered into by the Company on June 16, 1993 and provided the Company the right to purchase the land at a price of $3,550,000. In consideration for the Company's assignment of its rights to purchase the land, the Company's Chairman acquired the land and granted to the Company an option to repurchase the land. On November 30, 1993 the Company exercised its option to purchase the land at a cost of $3,633,176. No gain or loss was recognized on the sale to the Company. At December 31, 1996, approximately $4,000,000 is included in property held for sale related to this transaction.

In December 1993, the Company obtained an option at a cost of $77,500 to purchase additional land and real estate located in Downtown St. Louis, Missouri at a cost of $812,500, less the option price. In February 1994, the Company exercised its option and purchased the property in March 1994. At December 31, 1996, $820,421 is included in property held for sale related to this transaction.

                     CASINO MAGIC CORP. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.  OTHER COMMITMENTS AND CONTINGENCIES (CONTINUED):
LAND ACQUISITIONS (CONTINUED).
On January 11, 1994, the Company executed two, $20,000 option agreements to acquire land in Indiana at a cost of $6,000 per acre on approximately 40 acres, and $7,000 per acre on approximately 119 acres, or $240,000 and $833,000, respectively, less the option payments. The options expire (i) one year from the date of the agreements or (ii) on the date the Company receives a gaming license from the Indiana Gaming Commission, whichever term is longer.
 In February 1995, the Company paid $6,000 for a two-year option to purchase additional land in Indiana at a cost of $7,000 per acre on approximately 35 acres or $245,000, less the option payment. Aggregate payments of $46,000 are included in options and land deposits at December 31, 1996 with respect to the Indiana options.

On February 7, 1994, the Company paid $150,000 for a 90-day option to purchase property in Pennsylvania at a cost of $2,200,000. Under the agreement, additional land may be conveyed at $40,000 per acre in addition to the original purchase price. The option was extended for eleven additional 90-day periods at $50,000 for two 90-day periods, $62,500 for three 90-day periods, $75,000 for three 90-day periods, and $87,500 for three 90-day periods. Aggregate payments of $512,500 previously made under this option agreement were expensed in 1996 and the options were cancelled.

On March 12, 1994, a wholly-owned subsidiary of the Company acquired an option to purchase certain property located in Boston, Massachusetts for $60,000,000. In December 1995, the Company abandoned all efforts to pursue gaming at this site and expensed $8,986,722 in costs associated with this property. This includes the discounted value of future option payments to be made until the year 1999.

In June 1994, the Company purchased property in Pennsylvania at a total cost of approximately $2,000,000 which is included in property held for development at December 31, 1996 and 1995. In addition to the basic purchase price of the property, the agreement of sale requires the Company to pay the seller $5,000,000 if the Company obtains a license to operate a casino gambling operation on the premises at any time before May 31, 1999.

                     CASINO MAGIC CORP. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.  OTHER COMMITMENTS AND CONTINGENCIES (CONTINUED):
OPTION TO LEASE REAL ESTATE. On December 11, 1993, the Company entered into an agreement for an option to lease certain property in Indiana. The agreement requires advance payments of $500,000 in each of four years, and upon exercise, would allow the Company to lease the subject property at
$1,000,000 per year for twenty years. At December 31, 1996, aggregate payments of $2,000,000 under this agreement are included in options and land deposits.

GULF COAST DEVELOPMENT. Future renewals of Casino Magic-Biloxi's Mississippi gaming license are conditioned upon the completion of a hotel on or near the premises, or in the alternative, the completion of a hotel and golf course at Casino Magic-BSL. Both projects are included in the Company's plan for future capital projects.
CONSULTING AGREEMENTS:

SISSETON-WAHPETON DAKOTA NATION. In early 1996, the Company, through a wholly-owned subsidiary entered into a consulting agreement with Sisseton-Wahpeton Dakota Nation ("Sisseton"). The Company provided consulting services to Sisseton during the development and opening of a temporary casino facility, on Tribal land, for a fee of $350,000. The agreement also specifies that the Company provide consulting services to Sisseton after the opening of the temporary facility for a period of two years and includes unlimited one year extensions. The fee for these services is based upon gross revenues of the hotel and casino facility and can range from $0 to $4,500,000 per year. No fees were earned in 1996 after the opening of the temporary casino facility. (See Note 2 for related note receivable.)

10.  SHAREHOLDERS' EQUITY:

RESTRICTED SHARES
Prior to the initial public offering, the Company sold an additional 900,000 shares of common stock to outside investors at $1.17 per share. Concurrent with the sale, 450,000 shares of common stock held by the Company's Chairman and principal shareholder and an employee of the Company were returned to the Company for cancellation. The net effect of these transactions was an increase of 450,000 shares outstanding.

In August and September 1994, the Company sold a total of 1,700,000 shares of common stock to foreign investors. The shares were issued pursuant to Regulation "S" as an exemption to the provisions under the United States
Securities Act of 1933, as amended (the "Act"). Aggregate proceeds from the issuance, net of offering costs of $727,750, were $10,173,000.

                     CASINO MAGIC CORP. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.  SHAREHOLDERS' EQUITY:(CONTINUED):

UNDESIGNATED SHARES:

In January and February 1995, the Company sold an aggregate of 1,771,000 shares of common stock to foreign investors which were also issued pursuant to Regulation "S" as an exemption to the provisions under the Act. Aggregate proceeds from the issuance, net of offering costs of $534,195, were $8,320,805.

Approximately 12,450,000 of the Company's outstanding shares of common stock were restricted as to the length of time the shares must be held before divestment and the quantities that can be traded when sold. Substantially all of the shares currently held became eligible for trading in limited quantities commencing after May 1994.

UNDESIGNATED SHARES:

The Board of Directors is authorized to determine, without shareholder approval, the rights, preferences and privileges of 2,500,000 authorized, but unused, undesignated shares. Accordingly, the dividend and liquidation rights of the shareholders of common stock may be subordinate to those of holders of undesignated shares, if and when such shares are designated and issued.

WARRANT REGISTRATION:

The Company registered up to 2,743,500 shares of common stock for offer and sale to the holders of outstanding warrants of the Company exercisable at $1.50 per share, and up to 1,110,000 shares of common stock to the holders of outstanding warrants of the Company exercisable at $2.75 per share. In February 1995, the Company filed a post effective amendment to remove from registration 980,000 remaining shares of common stock issuable to holders of the foregoing outstanding warrants, at an exercise price of $2.75. As of December 31, 1995, 2,873,500 warrants were exercised resulting in aggregate proceeds of $4,381,420, net of registration costs and expenses of $91,330.

                     CASINO MAGIC CORP. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.  STOCK AND EMPLOYEE BENEFIT PLANS:

In October 1995, the FASB issued Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," effective for the Company for 1996. Under SFAS 123, companies can either record expense based on the fair value of stock based compensation upon issuance or elect to remain under the current "APB Opinion No. 25" method whereby no compensation cost is recognized upon grant if certain requirements are met. The Company is continuing to account for its stock-based compensation plans under APB Opinion No. 25. However, pro forma disclosures as if the Company adopted the cost recognition requirements under SFAS 123 are presented below.

INCENTIVE STOCK OPTION PLAN:

In 1992, the Company adopted an incentive stock option plan (the "Plan") in which directors, officers, and key employees of the Company participate. The Company has registered 3,700,000 shares of the Company's common stock currently authorized for issuance under the Plan pursuant to stock options. Under the Plan, options may be granted for a term of up to ten years, except for options granted to owners of 10% or more of the Company's outstanding common stock, which must be exercised within five years from the date the option is granted. Vesting of all options granted is contingent on continued employment with the Company prior to the exercise date. The option prices are determined by a stock option committee composed of members of the Board of Directors (the "Stock Option Committee") and cannot be less than the greater of (i) the fair market value of the shares on the date the option is granted or (ii) the average of the closing sales prices for the Company's common stock for the thirty (30) consecutive trading days commencing forty-five (45) trading days prior to the date of grant, or less than 110% of the fair market value of the shares in the case of 10% or more shareholders. Under the plan, options to purchase a total of 1,502,600, 1,799,730, and 2,191,420 shares of common stock were outstanding as of December 31, 1996, 1995 and 1994, respectively. As of December 31, 1996, 867,564 incentive stock options had been exercised for an aggregate proceeds of $1,086,283. The plan has a provision which provides for employees to exchange existing stock held for the exercise price of the option 5. Under this provision, exercies of 66,231 shares in 1996 are shown in the table below which are not reflected in the statement of shareholder's equity as the exchange resulted in no net increase in common shares outstanding.

REPRICING OF OPTIONS:

Upon consideration of recommendations of the Company's management, the Stock Option Committee and the Board of Directors determined that it was in the best interests of the Company to reduce the exercise price of incentive stock options, as well as options granted outside of the Plan, so that the exercise price would more closely reflect the current market price of the Company's common stock and therefore assist in retaining the interest of such employees, officers and consultants in the advancement of the Company's business and rewarding them should such advancement enhance the market value of the Company's common stock. On July 25, 1996, on January 18, 1994 and on July 27, 1994, the Stock Option Committee and the Board of Directors reduced the exercise price of incentive stock options and nonincentive stock options to $3.63, $14.75 and $7.20 per share, respectively.

                     CASINO MAGIC CORP. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.  STOCK AND EMPLOYEE BENEFIT PLANS (CONTINUED):
OPTIONS GRANTED OUTSIDE OF THE PLAN:

During February and March 1994, the Company granted options outside the plan for 44,000 shares of common stock, to each of three executive officers, that vest over a period of four years, at exercise prices ranging from $14.25 to $15.75 per share. These options were repriced to $7.20 per share in July 1994 and have been canceled as of December 1995 due to the officers not fulfilling their obligations under the option agreements.

In April 1994, the Company granted options outside the Plan for 200,000 shares of common stock to the Sisseton-Wahpeton Dakota Nation (the "Tribe") at an exercise price of $15.30 per share. The options are exercisable in annual increments of 20,000 shares each commencing on April 21, 1995 subject to approvals and the continuation of gaming as contemplated by a consulting agreement between the Tribe and a wholly-owned subsidiary of the Company.

In July 1994, the Company granted options outside the Plan for 15,000 and 75,000 shares, respectively to each of two outside directors, exercisable at a price of $7.20 per share. The options are exercisable in the same manner as those previously granted to the other directors. In March 1994, the Company granted 25,000 restricted shares of common stock, to each of three executive officers, that vest over a period of four years. Unearned compensation of
$1,190,625 had been computed at $15.875 per share, the market value at the date of grant. During 1995, 16,250 shares were vested and the remaining 58,750 have been canceled as a result of officers not fulfilling their obligations under the related agreements. As a result of this cancellation, the Company reversed into income amortization of unearned compensation of $146,072 recognized in 1994.

In June 1995, the Company granted options outside the Plan for 200,000 shares of common stock to Atlantic Land Corp. ("Atlantic") at an exercise price of $5.8125 per share. These options were granted as partial compensation for the exclusive option to purchase land. The options were fully exercisable as of June 26, 1995.

In November 1995, the Company granted 25,000 restricted shares of common stock, to an executive officer, that vest over a period of four years. Unearned compensation of $101,563 has been computed at $4.063 per share, the market value at the date of grant, and will be amortized through November 1999.

In December 1995, the Company granted options outside the plan for 490,000 shares of common stock to an executive officer, that vest over a period of five years, at an exercise price of $4.75 per share. The options were granted at above market prices.

In May 1996, the Company granted 25,000 restricted shares of common stock, to an executive officer, that vest over a period of four years. Unearned compensation of $135,938 has been computed at $5.438 per share, the market value at the date of grant, and will be amortized through May 2000.

                     CASINO MAGIC CORP. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.  STOCK AND EMPLOYEE BENEFIT PLANS (CONTINUED):
ADDITIONAL INFORMATION RELATING TO OPTION ACTIVITY (CONTINUED):

On December 31, 1996, 532,850 of a total of 1,345,000 options granted outside the Plan were exercisable, and 20,000 options have been exercised to date.

On December 31, 1996, 1,091,785 of a total of 2,841,080 options granted under the Plan were exercisable, and 1,310,900 shares were available for future grants under the Plan.

Total compensation expense (income), net of recoveries, of $188,580, ($436,571), and $770,180 was recognized for the years ended December 31, 1996, 1995 and 1994, respectively. Compensation expense for the year ended December 31, 1995 consisted of $65,017 of compensation expense reduced by $501,588 of compensation expense recoveries from prior years as a result of optionees not fulfilling their obligations under the related agreements.

A summary of the status of the Company's stock options, non-qualified options, and warrants as of December 31, 1996 and 1995 and changes during the years ended on those dates is presented below (shares in thousands):
                                            December 31,
                                      1996                1995         .
                                         Wgtd. Avg.           Wgtd. Avg.
                                Shares   Exer. Price Shares  Exer. Price
Outstanding at beginning
  of year                       5,108      $7.60      4,943    $7.42
Granted                         1,695       3.63        950     5.06
Exercised                        (424)      1.72       (344)    1.43
Canceled                       (2,482)     12.00       (441)    4.61

Outstanding at end
  of year                       3,897      $3.74      5,108    $7.60

Options exercisable at
  end of year                   2,655      $3.11      3,072    $9.12

Options available for
  future grant under the plan   1,311                 1,583

Weighted average fair
  value of options granted
  during the year               $1.11                 $1.28

The fair value of each option granted during the periods presented is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 20%, (3) risk-free interest rates of 5.2%, 5.26%, 5.47% and 5.5%, and (4) expected life of 2.25, 4.5, 6.75, and 9 years.

The following table summarizes information about stock options and warrants outstanding at December 31, 1996:

                     CASINO MAGIC CORP. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.  STOCK AND EMPLOYEE BENEFIT PLANS (CONTINUED):
               Options Outstanding                 Options Exercisable
Range of    Number      Wgtd. Avg.   Wgtd. Avg. Number        Wgtd. Avg.
Exercise    Outstanding Remaining    Exercise   Exercisable   Exercise
Prices      at 12/31/96 Contr. Life  Price      at 12/31/96   Price
$0.00- $1.17     86,000   0.58        $1.17        39,750       $1.17
 1.42-  1.42    600,000   0.49         1.42       600,000        1.42
 1.67-  1.67    220,000   0.76         1.67       220,000        1.67
 2.75-  2.75    980,000   0.81         2.75       980,000        2.75
 2.83-  2.83     48,000   0.58         2.83        34,500        2.83
 3.63-  3.63  1,393,600   4.35         3.63       407,785        3.63
 5.81-  5.81    200,000   5.48         5.81       200,000        5.81
 7.20-  7.20    119,100   3.67         7.20        82,600        7.20
 7.35-  7.35     50,000   2.88         7.35        50,000        7.35
15.30- 15.30    200,000   7.30        15.30        40,000       15.30
$0.00-$15.30  3,896,700   2.75        $3.74     2,654,635       $3.11

Had compensation cost for the Company's 1996 and 1995 grants for stock-based compensation plans been determined consistent with SFAS 123, the Company's net income and net earnings (loss) per common share for the years ended December 31, 1996 and 1995 would approximate the pro forma amounts below (in thousands, except per share data):
                                         December 31,
                                1996                     1995
                     As Reported    Pro Forma   As Reported  Pro Forma
Net Income (Loss)    $(31,589)      $(32,344)    $(10,292)    $(11,131)
Earnings per common share
   Primary             $(0.88)      $(0.90)       $(0.30)        $(0.33)
   Fully diluted       $(0.89)      $(0.91)       $(0.31)        $(0.33)

The  effects  of  applying  SFAS  123  in  this  pro  forma disclosure are not
indicative  of  future  amounts.    SFAS 123 does not apply to awards prior to
1995, and additional awards in future years are anticipated.

PENSIONS AND OTHER BENEFITS:
        The Company currently sponsors no post-retirement or post-employment employee benefit plans.

CASINO MAGIC CORP. 401(K) PLAN:
      In July 1993, the Company adopted The Casino Magic Corp. 401(k) Plan (the "401(k) Plan"), a defined contribution plan covering all eligible employees of the Company who have one year of service and are age twenty-one or older. The 401(k) Plan is subject to the provisions of the Employee Retirement Income Security Act of 1974 (ERISA). Each year, participants may contribute up to 15% of pretax annual compensation, as defined in the 401(k)
Plan.    The  Company's  matching  and/or  additional  contributions  may  be contributed  at  the  discretion  of  the  Company's  Board of Directors.  The
Company's contributions to the 401(k) Plan are allocated to employed participants' accounts as of the last day of the plan year. Total employer contributions to the 401(k) Plan at December 31, 1996, 1995 and 1994 were approximately $176,000, $177,000 and $145,000, respectively.

                     CASINO MAGIC CORP. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


       INCENTIVE STOCK OPTION PLAN:In 1992, the Company adopted an incentive stock option plan (the "Plan") in which directors, officers and key employees of the Company participate. The Company has registered 3,700,000 shares of the Company's common stock currently authorized for issuance under the Plan pursuant to stock options. Under the Plan, options may be granted for a term of up to ten years, except for options granted to owners of 10% or more of the Company's outstanding common stock, which must be exercised within five years from the date the option is granted. Vesting of all options granted is contingent on continued employment with the Company prior to the exercise date. The option prices are determined by a stock option committee composed of members of the Board of Directors (the "Stock Option Committee") and cannot be less than the greater of (i) the fair market value of the shares on the date the option is granted or (ii) the average of the closing sales prices for the Company's common stock for the thirty (30) consecutive trading days commencing forty-five (45) trading days prior to the date of grant, or less than 110% of the fair market value of the shares in the case of 10% or more shareholders. Under the plan, options to purchase a total of 1,799,730, 2,191,420 and 2,138,250 shares of common stock were outstanding as of December 31, 1995, 1994 and 1993, respectively. As of December 31, 1995, 443,814 incentive stock options had been exercised for an aggregate proceeds of $626,216.

In May 1993, vesting schedules for some of the Plan participants were modified to allow the aggregate fair market value (determined at the time of the grant of the option) of the number of shares of common stock purchasable for the first time during any calendar year not to exceed the $100,000 limitation imposed by Section 422(d) of the Internal Revenue Code.

OPTIONS GRANTED OUTSIDE OF THE PLAN:

On May 14, 1993, the Company granted options outside the Plan for 60,000 shares of common stock to an outside Director and for 60,000 shares of common stock to a consultant currently exercisable at $7.20 per share (market value at date of reprice, originally granted at $20.83 per share). The 60,000 options granted to the director are exercisable in increments of 12,000 shares each after the first, second, third and fourth years following this election as director, so long as he consents to serve in such capacity. The options will terminate at the end of the fifth year following his initial election as a member of the Board of Directors. The 60,000 options granted to the consultant are fully exercisable, and will terminate in May 1997.

On April 21, 1993, the Company granted options outside the Plan for 60,000 shares of common stock to each of two consultants in connection with an agreement to develop, administer and operate air charter services performed under the name "Casino Magic Vacations." The options were exercisable at
$8.33 per share over a four-year period through October 1997. Unearned compensation of $670,000 had been computed as the difference between the $8.33 per share exercise price and the $13.92 per share market value at the date of the grant. These options were canceled in 1995 due to the consultants not fulfilling their obligations under the option agreements. As a result of this cancellation, in 1995 the Company reversed into income amortization of unearned compensation of $265,208 and $72,584 recognized in 1994 and 1993, respectively.
During February and March 1994, the Company granted options outside the plan for 44,000 shares of common stock, to each of three executive officers, that vest over a period of four years, at exercise prices ranging from $14.25 to $15.75 per share. These options were repriced to $7.20 per share in July 1994 and have been canceled as of December 1995 due to the officers not fulfilling their obligations under the option agreements.

In April 1994, the Company granted options outside the Plan for 200,000 shares of common stock to the Sisseton-Wahpeton Dakota Nation (the "Tribe") at an exercise price of $15.30 per share. The options are exercisable in annual increments of 20,000 shares each commencing on April 21, 1995 subject to approvals and the continuation of gaming as contemplated by a consulting agreement between the Tribe and a wholly-owned subsidiary of the Company.

In July 1994, the Company granted options outside the Plan for 15,000 and 75,000, respectively to each of two outside directors, exercisable at a price of $7.20 per share. The options are exercisable in the same manner as those previously granted to the other directors.

In March 1994, the Company granted 25,000 restricted shares of common stock, to each of three executive officers, that vest over a period of four years. Unearned compensation of $1,190,625 had been computed at $15.875 per share, the market value at the date of grant. During 1995, 16,250 shares were vested and the remaining 58,750 have been canceled as a result of officers not fulfilling their obligations under the related agreements. As a result of this cancellation, the Company reversed into income amortization of unearned compensation of $146,072 recognized in 1994.

In June 1995, the Company granted options outside the Plan for 200,000 shares of common stock to Atlantic Land Corp. ("Atlantic") at an exercise price of $5.8125 per share. These options were granted as partial compensation for the exclusive option to purchase land. The options are fully exercisable as of June 26, 1995.

In November 1995, the Company granted 25,000 restricted shares of common stock, to an executive officer, that vest over a period of four years. Unearned compensation of $101,563 has been computed at $4.063 per share, the market value at the date of grant, and will be amortized through November 1999.

OPTIONS GRANTED OUTSIDE OF THE PLAN:

In December 1995, the Company granted options outside the plan for 490,000 shares of common stock to an executive officer, that vest over a period of five years, at an exercise price of $4.75 per share. The options were granted at above market prices.

       REPRICING OF OPTIONS:

Upon consideration of recommendations of the Company's management, the Stock Option Committee and the Board of Directors determined that it was in the best interests of the Company to reduce the exercise price of incentive stock options, as well as options granted outside of the Plan, so that the exercise price would more closely reflect the current market price of the Company's common stock and therefore assist in retaining the interest of such employees, officers and consultants in the advancement of the Company's business and rewarding them should such advancement enhance the market value of the Company's common stock. On January 18, 1994 and on July 27, 1994, the Stock Option Committee and the Board of Directors reduced the exercise price of incentive stock options and nonincentive stock options to $14.75 and $7.20 per share, respectively.

       ADDITIONAL INFORMATION RELATING TO OPTION ACTIVITY (CONTINUED):

At December 31, 1995, 246,000 of a total of 1,320,000 options granted outside the Plan were exercisable, and 20,000 options have been exercised to date.

At December 31, 1995, 652,790 of a total of 1,795,980 options granted under the Plan were exercisable, and 1,904,020 shares were available for future grants under the Plan.

Unearned compensation, originally in the amount of $457,500, computed as the difference between the exercise price of the options and the initial public offering price (market value at the date of grant), is being amortized through July 1996.

Total compensation expense (income), net of recoveries, of ($436,571), $770,180 and $238,437 was recognized for the years ended December 31, 1995, 1994 and 1993, respectively. Compensation expense for the year ended December 31, 1995 consisted of $65,017 of compensation expense reduced by $501,588 of compensation expense recoveries from prior years as a result of optionees not fulfilling their option agreements.


       ADDITIONAL INFORMATION RELATING TO OPTION ACTIVITY (CONTINUED):

                                              Option price    Proceeds
                                     Options    per share  on exercise

Outstanding at December 31, 1992   1,950,000                  $ 3,072,500
Granted:
Officers and key employees           441,000  $6.83 -$20.83     6,548,750
Consultants                          180,000  $8.33 -$20.83     2,250,000
Non-employee Directors                60,000     $20.83         1,250,000
Canceled or expired:
Officers and key employees           (12,750)     $1.67           (21,250)

Outstanding at December 31, 1993   2,618,250                   13,100,000
Granted:
Officers and key employees         1,484,800  $7.20 -$16.00    16,302,229
Consultants                          120,000  $7.20 -$14.75     1,317,000
Non-employee Directors               210,000  $7.20 -$14.75     1,965,000
Others (Sisseton-Wahpeton)           200,000     $15.30         3,060,000
Canceled or expired:
Officers and key employees        (1,144,380) $1.17 -$20.83   (17,128,217)
Consultants                         (120,000)$14.75 -$20.83    (2,135,000)
Non-employee Directors              (120,000)$14.75 -$20.83    (2,135,000)
Exercised:
Officers and key employees          (155,250) $1.17 -$2.83       (259,000)

Outstanding at December 31, 1994   3,093,420                   14,087,012
Granted:
Officers and key employees           725,000  $4.75 -$5.30      3,518,000
Others (Atlantic Land Corp.)         200,000      $5.81         1,162,600
Canceled or expired:
Officers and key employees          (473,876) $1.17 -$7.20     (2,639,303)
Consultants                         (120,000)     $8.33          (999,960)
Exercised:
Officers and key employees          (288,564) $1.17 -$2.83       (345,966)
Non-employee Directors               (20,000)     $1.67           (33,333)

Outstanding at December 31, 1995   3,115,980                 $ 14,749,050


         PENSIONS AND OTHER BENEFITS:
The Company currently sponsors no post-retirement or post-employment employee benefit plans.

        CASINO MAGIC CORP. 401(K) PLAN:

In July 1993, the Company adopted The Casino Magic Corp. 401(k) Plan (the "401(k) Plan"), a defined contribution plan covering all eligible employees of the Company who have one year of service and are age twenty-one or older. The 401(k) Plan is subject to the provisions of the Employee Retirement Income Security Act of 1974 (ERISA). Each year, participants may contribute up to 15% of pretax annual compensation, as defined in the 401(k) Plan. The Company's matching and/or additional contributions may be contributed at the discretion of the Company's Board of Directors. The Company's contributions to the 401(k) Plan are allocated to employed participants' accounts as of the last day of the plan year. Total employer contributions to the 401(k) Plan at December 31, 1996, 1995 and 1994 were approximately $176,000, $177,000 and
$145,000, respectively.

In October 1995, the FASB issued Staement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," effective for the Company for 1996. Under SFAS 123, companies can either record expense based on the fair value of stock based compensation upon issuance or elect to remain under the current "APB Opinion No. 25" method whereby no compensation cost is recognized upon grant if certain requirements are met. The Company is continuing to account for its stock-based compensation plans under APB Opinion No. 25. However, pro forma disclosures as if the Company adopted the cost recognition requirements under SFAS 123 are presented below.

In 1992, the Company adopted an incentive stock option plan (the "Plan") in which directors, officers, and key employees of the Company participate. The Company has registered 3,700,000 shares of the Company's common stock currently authorized for issuance under the Plan pursuant to stock options. Under the Plan, options may be granted for a term of up to ten years, except for options granted to owners of 10% or more of the Company's outstanding common stock, which must be exercised within five years from the date the option is granted. Vesting of all options granted is contingent on continued employment with the Company prior to the exercise date. The option prices are determined by a stock option committee composed of members of the Board of Directors (the "Stock Option Committee") and cannot be less than the greater of (i) the fair market value of the shares on the date the option is granted or (ii) the average of the closing sales prices for the Company's common stock for the thirty (30) consecutive trading days commen cing forty-five (45) trading days prior to the date of grant, or less than 110% of the fair market value of the shares in the case of 10% or more shareholders.

A summary of the status of the Company's stock options as of December 31, 1996, 1995, and 1994 and changes during the years ended on those dates is presented below (shares in thousands):

                                      1996                1995
                                         Wgtd. Avg.          Wgtd. Avg.
                                Shares   Exer. Price Shares  Exer. Price
Outstanding at beginning
  of year                       5,106      $7.60      4,943    $7.42
Granted                         1,695       3.63        950     5.06
Exercised                        (424)      1.72       (344)    1.43
Canceled                       (2,482)     12.00       (442)    4.61

Outstanding at end
  of year                       3,897      $3.74      5,108    $7.60

Options exercisable at
  year-end                      2,655                 3,072

Options available for
  future grant

Weighted average fair
  value of options granted
  during the year

The fair value of each option granted during the periods presented is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 20%, (3) risk-free interest rate of 5.5%, and (4) expected life of 9 years.

The following table summarizes information about stock options outstanding at December 31, 1996:


               Options Outstanding                 Options Exercisable
Range of    Number      Wgtd. Avg.   Wgtd. Avg. Number        Wgtd. Avg.
Exercise    Outstanding Remaining    Exercise   Exercisable   Exercise
Prices      at 12/31/96 Contr. Life  Price      at 12/31/96   Price

$0   - $1.42    636,000  0.50       $1.40       636,000     $1.40
 1.67-  1.67    220,000  0.76        1.67       220,000      1.67
 2.75-  2.75    980,000  0.81        2.75       980,000      2.75
 2.83-  2.83     48,000  0.58        2.83        34,500      2.83
 3.63-  3.63  1,393,600  4.35        3.63       407,785      3.63
 5.81- 15.30    569,100  5.52        9.57       372,600      7.35

$0   -$15.30  3,846,700  2.75       $3.74     2,650,885     $3.11



Had compensation cost for the Company's 1996 and 1995 grants for stock-based compensation plans been determined consistent with SFAS 123, the Company's net income and net earnings (loss) per common share for the years ended December 31, 1996 and 1995 would approximate the pro forma amounts below (in thousands, except per share data):

                                       December 31,
                                1996                     1995
                     As Reported    Pro Forma   As Reported  Pro Forma
Net Income (Loss)    $(31,859)      $(32,344)    $(10,292)    $(10,189)

Earnings per common share
   Primary             $(0.88)      $(0.90)       $(0.30)        $(0.30)
   Fully diluted       $(0.89)      $(0.91)       $(0.31)        $(0.31)

The  effects  of  applying  SFAS  123  in  this  pro  forma disclosure are not
indicative  of  future  amounts.    SFAS 123 does not apply to awards prior to
1995, and additional awards in future years are anticipated.

12. WRITE-OFF OF CAPITALIZED COSTS RELATING TO INACTIVE DEVELOPMENTS
In  1995  and  1994  the Company decided to terminate development efforts with
respect  to  specific  properties  and  jurisdictions.    Because  of  this
determination, significant capitalized amounts relating to land, land options, joint ventures and construction projects were written-off or revalued. In addition, certain consulting agreements that were entered into to pursue gaming opportunities in new jurisdictions were terminated. The amounts expensed in the fourth quarter of 1995 and 1994 were $14,542,164 and $5,479,164 respectively.

13. ADVERTISING
The company expenses all production and communication costs of advertising as incurred. Advertising expense was approximately $5,470,000, $4,472,000, and $2,650,000 for years ended December 31, 1996, 1995, and 1994, respectively.

14. RELATED PARTY TRANSACTIONS:
During the years ended December 31, 1996, 1995, and 1994, the Company incurred $1,346,861, $353,888, and $1,874,747, respectively, for architectural and design services provided by an architectural firm that is wholly-owned by an outside director and shareholder of the Company.

During the years ended December 31, 1996, 1995, and 1994, the Company incurred $154,028, $388,944, and $566,072, respectively, for legal services provided by a law firm in which an outside director of the Company is a shareholder.

During the year ended December 31, 1996 and 1995, the Company incurred $219,800, and $387,422, respectively, for charter plane rentals provided by a company that is wholly owned by the Company's Chairman.
The Company purchased a jet airplane in February 1996 from the Company's Chairman. The Company paid $1.7 million for the airplane which approximated fair value at the date of purchase.

15. INCOME TAXES:
Pretax financial income (loss) generated from domestic and foreign sources was as follows:
                                                   DECEMBER 31,
                                      1996             1995         1994
Domestic                        $ (15,322,992)  $ (15,336,975)  $ (3,218,490)
Foreign                             (20,942,537)    1,813,932
--
Total  pretax  loss                     $ (36,265,529)  $ (13,523,043)  $
(3,218,490)

Provision (benefit) for income taxes for the years ended December 31, 1996, 1995 and 1994 are as follows:
                                                   DECEMBER 31,
                                                1996         1995
1994
Federal and state current       $ (4,253,704)  $ (2,546,443)   $ (2,616,095)
Foreign current                       827,548      1,099,816              --
Federal deferred                   1,250,026     (1,221,514)      2,428,056
Foreign deferred                           --       (562,723)
--
Total  provision                      $  (4,676,182)  $ (3,230,864)   $
(188,039)

                     CASINO MAGIC CORP. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. INCOME TAXES (CONTINUED):
Components of deferred tax liabilities (assets) are as follows:

                                                         DECEMBER 31,
                                                     1996           1995
Depreciation and amortization                     $ 9,535,121   $ 9,123,061
Foreign  sourced  income                                 257,949
--
Gross  deferred  tax  liabilities                            9,793,070
9,123,061
Write-off of preopening costs                      (2,493,074)   (1,087,058)
Tax benefits related to non-statutory stock
   Options                                           (504,000)     (504,000)
Accrued employee benefits and liabilities          (1,433,067)   (1,589,378)
Abandoned development projects                    (10,229,821)   (3,804,589)
Foreign sourced income                                     --      (562,723)
Net operating loss carryforward                    (2,269,344)           --
Other                                                         (798,293)
(507,159)
Gross  deferred  tax  assets                                  (17,727,599)
(8,054,907)
Less  valuation  allowance                           $ 8,201,290   $
--
Net  deferred  tax  liabilities                             $   266,761   $
1,068,154

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pre-tax income from continuing operations as a result of the following differences:

                                                     DECEMBER 31,
                                               1996          1995
1994
Statutory U.S. tax rate (35%)        $(12,692,935) $ (4,733,065) $ (1,126,472)
Increase (decrease) in rates resulting
from:
Expenses which were non-deductible for
   tax purposes                           357,805       733,876       985,816
Foreign taxes                             827,548     1,099,816            --
Valuation allowance                     8,201,290           --             --
State tax benefit                        (802,174)          --             --
Other                                        (577,716)     (331,491)
(47,383)
Effective tax rate
   ((13%), (24%) and (6%),
    respectively)                         $ (4,676,182)  $(3,230,864)  $
(188,039)

The valuation allowance against deferred tax assets was recorded in recognition of operating losses incurred by the Company for the last three years.

Mississippi State taxes were offset by a tax credit for state gaming taxes based on gross revenues realized by Casino Magic-BSL and Casino Magic-Biloxi. The credit is the lesser of the annual total gaming taxes paid or the state income tax. Credit carry-forwards are not permitted.
Louisiana State taxes do not allow for an offset of state gaming taxes based on gross revenues realized by Louisiana.
                                     F-37

                     CASINO MAGIC CORP. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.  GEOGRAPHICAL DISTRIBUTION OF OPERATIONS:
      The following represents the geographical distribution of the Company:

                                                 (IN THOUSANDS)
                                     1996             1995           1994
Revenues:
  United States                    $161,292         162,415         185,018
  Europe                              1,910           1,479              --
  South America                      15,885          13,084              --
  General Corporate and
     non-operating  companies          1,191             745
--
                                   $180,278               177,723
185,018

Net Income (Loss):
  United States                    $  8,999          17,478          23,623
  Europe (1)                        (12,753)         (1,254)            104
  South America                       2,409           1,219              --
  General Corporate and
     non-operating  companies  (2)        (30,244)         (27,735)
(26,757)
                                   $(31,589)             (10,292)
(3,030)

Identifiable Assets:
  United States                     $315,153        172,746         168,681
  Europe                                 221         21,963          17,452
  South America                       12,641         15,498          13,289
  General Corporate and
     non-operating  companies              45,836         58,224
53,201
                                    $373,851               268,431
252,623

     (1)  Includes equity income (loss) from Porto Carras Casino SA.
     (2) Includes total interest expense on bonds issued by Casino Magic Finance Corp.

                     CASINO MAGIC CORP. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
17.   FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 107, "Disclosure about Fair Value of Financial Instruments" requires disclosure of an estimate of the fair value of certain financial instruments. The carrying amounts and fair values of the Company's financial instruments at December 31, 1996 are as follows:
                                              CARRYING       FAIR
(IN THOUSANDS)                                AMOUNT      VALUE
Cash and cash equivalents (Including
  restricted cash)                            34,546        34,546
Accounts receivable, trade, aircharter,
   other, net                                  2,099         2,099
Notes receivable                               4,910         4,910
Notes payable and current maturities of
  long-term debt and long-term debt          262,910       277,910

The following methods and assumptions were used by the Company in estimating its fair value disclosure:

Cash and cash equivalents, accounts receivable, trade, aircharter, other, net.
 The carrying amount reported on the consolidated balance sheet approximates its fair value because of the short naturematurity of these instruments.

Notes receivable. This is a long-term note recievable from an Indian Tribe. The fair value of the note approximates market value based on the interest rate of the note and the collateral securing the note.

Notes payable and current maturities of long-term debt and long-term debt. The fair value of the Company's debt either approximates its carrying value or is based upon the market price of the debt instruments.

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

                     CASINO MAGIC CORP. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18.  SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

YEAR ENDED DECEMBER 31, 1996

(in thousands, except
per share amounts)     1st Quarter  2nd Quarter   3rd Quarter    4th Quarter
 Totals

Revenue                   $43,125      $42,368       $43,271        $51,514
$180,278

Income from operations     5,565        6,473         5,355         (8,550)
  8,843

Income  (loss) before tax   2,352        2,456       (26,024)       (15,050)
(36,266)

Net  income (loss)          1,644        1,660       (20,683)       (14,210)
(31,589)

Earnings (loss) per share:
Primary                     0.05         0.05         (0.57)         (0.40)
 (0.88)

Fully-diluted               0.05         0.05         (0.57)         (0.40)
 (0.89)

YEAR ENDED DECEMBER 31, 1995
(in thousands, except
per share amounts)    1st Quarter    2nd Quarter   3rd Quarter   4th Quarter
 Totals

Revenue                     $43,169       $45,185      $47,518       $41,851
$177,723

Income from operations      4,755         2,654        8,225       (10,863)
 4,771

Income  (loss) before tax      666        (2,258)       5,452       (17,383)
(13,523)

Net  income (loss)             322        (1,597)       3,402       (12,419)
(10,292)

Earnings (loss) per share:
Primary                      0.01         (0.05)       0.10          (0.36)
 (0.30)

Fully-diluted                0.01         (0.05)       0.10          (0.36)
 (0.31)

NOTE: Earnings (loss) per share totals will note necessarily agree to the sum of the quarterly information.
                                     F-40