Form 10-K/A
period 1996-12-31
CASINO MAGIC CORP
filed 1997-05-02
CIK 891105

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                              FORM 10-K/A
                            AMENDMENT NO. 1

             X        Annual  Report  pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934 (No Fee Required) For Fiscal Year Ended December 31, 1996
or
Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required) For the transition period from ______________ to
___________

Commission File No. 0-20712

                          CASINO MAGIC CORP.
       (Exact name of Registrant as specified in its charter)

           MINNESOTA                                    64-0817483
 (State or other jurisdiction              (I.R.S. Employer Identification
of incorporation or organization)                       Number)

          711 CASINO MAGIC DRIVE, BAY SAINT LOUIS, MS  39520
        (Address of principal executive offices)    (Zip Code)

  Registrant's telephone number, including area code:       (601) 466-8000

  Securities registered pursuant to Section 12(b) of the Act:      NONE

  Securities registered pursuant to Section 12(g) of the Act: COMMON STOCK

    The undersigned Registrant amends the following items on its Annual Report on Form 10-K for the year ended December 31, 1996:

       Part III. Items 10, 11, 12 and 13 are hereby included in such Annual Report previously filed on March 28, 1997.
















                                                       (i)

                                    INDEX
                                      TO
                                 FORM 10-K/A
                               AMENDMENT NO. 1

                                    PART I

Item 1.     BUSINESS

Item 2.     PROPERTIES

Item 3.     LEGAL PROCEEDINGS

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                                   PART II

Item 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND
          RELATED STOCKHOLDER MATTERS

Item 6.     SELECTED FINANCIAL DATA

Item 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

Item 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Item 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

                                   PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT ............. 1

Item 11. EXECUTIVE COMPENSATION ......................................... 6

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT . 15

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ................. 16

                                   PART IV

Item 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
          ON FORM 8-K

CONSOLIDATED FINANCIAL STATEMENTS
EXHIBITS

     The  Items  under  Parts  I,  II  and  IV  and the Consolidated Financial
Statements are included in the Company's Form 10-K for the period ending December 31, 1996, previously filed on March 28, 1997.

                                     (ii)

ITEM  10.          DIRECTORS  AND  EXECUTIVE  OFFICERS OF THE REGISTRANT10.
DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Directors

     The names, ages and respective positions of the directors of Casino Magic Corp. (the "Company") are as follows:

  NAME                     AGE                 POSITION
  -----                    ----                 ---------
Marlin F. Torguson(4)........52       Chairman of the Board
James E. Ernst  .............46       President, Chief Executive Officer
                                and a Director
Allen Kokesch(2).............45       Director
Roger H. Frommelt(1)(3)(4)...60       Director and Assistant Secretary
E. Thomas Welch(1)(2)(3)(4)..58       Director
_______________________________
(1)   Member of the Audit Committee
(2)   Member of the Compensation Committee
(3)   Member of the Stock Option Committee
(4)   Member of the Nominating Committee

   Each director was elected at the last annual meeting of the shareholders held on May 9, 1996, to serve until the next annual meeting of shareholders. The business experience, principal occupations and directorships in publicly-held companies for the nominated directors of the Company are set forth below.

    MARLIN F. TORGUSON has been the Company's Chairman of the Board since December 1, 1994. Mr. Torguson was President and Chief Executive Officer of the Company from April 1992 through November 1994. From April 1992 to February 1993, Mr. Torguson also served as the Company's Chief Financial Officer and Treasurer. Mr. Torguson was a 50 percent owner and a Vice President of G.M.T. Management Co. from December 1983 to December 1994. G.M.T. Management Co. was responsible for the operation and management of Jackpot Junction Casino, located in Morton, Minnesota, from December 1983 until January 1, 1992.

   JAMES E. ERNST became the Company's President and Chief Executive Officer in December 1995. From June 1992 until September 1995, Mr. Ernst served as President and Chief Executive Officer of Casino America, Inc., a casino developer and operator which has gaming operations in Mississippi and Louisiana. From June 1991 to June 1992, Mr. Ernst was President of Steamboat Development Co., an operator of riverboat casinos in Iowa. From 1976 to 1991, Mr. Ernst was with the public accounting firm of McGladrey & Pullen in its Davenport, Iowa office.

   ALLEN J. KOKESCH served as Executive Vice President of the Company from December 1992 through December 1994, and as the Company's general manager from April 1992 to December 1992. From September 1984 to April

                                      1
1992, Mr. Kokesch was the general manager of Jackpot Junction Casino located in Morton, Minnesota. Since January 1995, Mr. Kokesch has engaged in managing his own investments.

   ROGER H. FROMMELT is the President and a principal shareholder of Frommelt & Eide, Ltd., a law firm located in Minneapolis, Minnesota. He has been engaged in the private practice of law in Minneapolis, Minnesota since 1965, practicing with Frommelt & Eide, Ltd. and its predecessor partnership since 1974. Mr. Frommelt served as the Company's Secretary from May 1993 until December 1994, when he was appointed the Company's Assistant Secretary.

   E. THOMAS WELCH has been the President and a member of the Board of Directors of Resource Trust Company, located in Minneapolis, Minnesota since March 1987. Mr. Welch is also a member of the Board of Directors of Eastcliff Funds, Inc., a mutual fund company located in Minneapolis, Minnesota.

Executive Officers

     The names, ages, positions and business experience of the Company's non-director executive officers are as follows:

       Name             Age    Position

     Jay S. Osman       36    Executive Vice President, Treasurer and
                              Chief Financial Officer

     Robert A. Callaway 49    Vice President/General Counsel and Secretary

     Juris Basens       42    Vice President/Chief Operating Officer

     David L. Paltzik   54    Vice President/Marketing

     Kenneth N. Schultz 47    Vice President/Construction


   JAY S. OSMAN became the Company's Executive Vice President, Chief Financial Officer and Treasurer in October 1995. From August 1995 through October 1995 Mr. Osman served as Corporate Director of Financial Planning, Budgets and Analysis at Boyd Gaming Corporation, a casino developer and operator based in Las Vegas, Nevada. Mr. Osman served as Vice President of Finance and
Administration, Chief Financial Officer and Assistant Secretary of Belle Casinos, Inc., a casino developer and operator based in Biloxi, Mississippi from June 1993 through August 1995. From December 1989 through May 1993, Mr. Osman acted as Manager of Financial Analysis for Bally's Park Place, an Atlantic City, New Jersey-based casino operator and developer which was a subsidiary of Bally Entertainment, Inc.

   ROBERT A. CALLAWAY has been the Company's Vice President/General Counsel since September 1994 and its Secretary since December 1994. From 1987 until August 1994, Mr. Callaway was a partner in the law firm of Beckley, Singleton, DeLanoy, Jemison & List, located in Reno and Las Vegas, Nevada, where his

                                      2
practice focused on legal and regulatory issues relating to the gaming industry. For the five years immediately prior to joining such firm, Mr. Callaway served with the office of the Attorney General of the state of Nevada as counsel for the Nevada State Gaming Control Board and the Nevada Gaming Commission.

   JURIS BASENS became the Company's Vice President/Chief Operating Officer on July 24, 1996, and has served the Company in this capacity since that date. Prior to joining the Company, Mr. Basens served as Vice President and Chief
Operating Officer of Casino America, Inc. from July 1994 until July 1996. From March 1993 through June 1994, Mr. Basens was the General Manager of the Isle of Capri Casino in Bossier City. From October 1991 to March 1993, Mr. Basens was the General Manager of the Par-A-Dice Riverboat Casino in East Peoria, Illinois. For over twelve years prior to 1991, Mr. Basens held management positions with three other corporations engaged in gaming.

   DAVID L. PALTZIK was employed by the Company as Vice President/Marketing in July 1996, and has served in this capacity since that date. Beginning in May 1991, Mr. Paltzik was employed by Casino America, Inc., where he served as Vice President-Marketing from June 1992 until July 1996.

   KENNETH N. SCHULTZ joined the Company as Vice President/Construction and Development in June 1996 and has served the Company in this capacity since that date. Mr. Schultz served as Vice President of Construction and Development for Casino America, Inc. from July 1995 to June 1996. Prior to joining Casino America, Inc., Mr. Schultz was involved in the development and construction of the Isle of Capri Casino-Bossier City, Louisiana, the Isle of Capri Casino-Lake Charles, Louisiana, and the Isle of Capri Casino Crowne Plaza Resort-Biloxi, Mississippi through DeBartolo Property Management, Inc., where he was employed as Vice President of Construction Services from 1989 until July 1995.

Employment, Termination and Change-in-Control Arrangements

   MARLIN F. TORGUSON, the Company's Chairman of the Board, originally entered into an employment agreement with the Company in June 1992, which has since been amended. Salaries and bonuses under the agreement became discretionary in 1994, and the Company's Compensation Committee authorized Mr. Torguson to receive a salary at the annual rate of $425,000 in 1996, and through May 30, 1997. The Compensation Committee has established Mr. Torguson's salary at $200,000 per annum commencing June 1, 1997. Mr. Torguson is also entitled to
(i) an annual family travel allowance and (ii) a bonus payable in such amounts, and under such terms and conditions, as the Board of Directors or the Compensation Committee may determine. The Company also provides Mr. Torguson with an automobile allowance. Mr. Torguson's employment agreement is terminable by the Company or by Mr. Torguson upon four weeks' prior written notice. If the employment agreement is terminated by the Company without cause, however, the Company will be obligated to pay Mr. Torguson a severance allowance equal to one years' salary at the rate being paid at termination.

   JAMES E. ERNST, the Company's President and Chief Executive Officer, entered into an employment agreement dated December 20, 1995 which provided for, among other things, an initial annual base salary of $425,000, and a $500,000 loan which is subject to partial repayment by Mr. Ernst based on the number of days

                                        3
he is employed by the Company during the two-year period which began December 20, 1995. Under the terms of the repayment formula, approximately $684 of the original $500,000 loan to Mr. Ernst is forgiven by the Company each day over the two-year period. Interest at an annual rate of 8% is payable on the outstanding balance of the loan beginning as of the date Mr. Ernst's employment is terminated. Additionally, pursuant to Mr. Ernst's employment agreement, the Company granted to Mr. Ernst a non-statutory option to purchase up to 490,000 shares of the Company's Common Stock at a price of $3.625 per share which vests over a 5-year period at the rate of 98,000 shares per year. Mr. Ernst also received an incentive stock option to purchase up to 100,000 shares of the Company's Common Stock at a price of $3.625 per share which vests over a five-year period at the rate of 20,000 shares per year. The initial term of Mr. Ernst's employment agreement is two years, but is terminable by the Company or by Mr. Ernst upon 30 days' prior written notice. If the employment agreement is terminated by the Company without cause, however, the Company will be obligated to pay Mr. Ernst a severance allowance equal to six months' base salary at the annual rate being paid at termination.
 As of April 1, 1997, Mr. Ernst's base salary, by agreement with the Company, was reduced to $375,000 for the remainder of 1997, with an opportunity to receive a bonus of $100,000 if certain prescribed performance criteria are met.

   JAY S. OSMAN, the Company's Executive Vice President, Treasurer and Chief Financial Officer entered into an employment agreement in October 1995. The employment agreement provided for, among other things, an initial annual salary of $200,000. Mr. Osman's current annual base salary is $210,000, and his term of employment has been extended through October 10, 1998. Mr. Osman's agreement is terminable by the Company at any time after October 10, 1998.

   ROBERT A. CALLAWAY, the Company's Vice President/General Counsel and Secretary, entered into an employment agreement with the Company in September 1994. The employment agreement provided for, among other things, an initial annual salary of $165,000, a one-time bonus of $10,000 and the right to participate in any bonus plan established by the Company for its employees. Mr. Callaway's current annual base salary is $210,000, and his term of employment has been extended through September 18, 1997. Mr. Callaway's employment agreement is terminable by the Company or Mr. Callaway at any time after September 18, 1996 upon 30 days' prior written notice.

   JURIS BASENS, the Company's Vice President and Chief Operating Officer, entered into an employment agreement with the Company as of July 1996. The employment agreement, among other things, provided for an initial annual base salary of $200,000, and a lump sum bonus of $20,000 paid upon the commencement of his employment. Under his employment agreement, Mr. Basens' term of employment runs through December 31, 1998. Mr. Basens' employment may be terminated immediately for good cause described in the employment agreement, and upon 30 days notice following December 31, 1998. As additional compensation, the Company has agreed to issue 25,000 shares of the Company's common stock to Mr. Basens which are deliverable over a four year period, with 3,750 shares scheduled for delivery in July 1997. The Company has also agreed to grant Mr. Basens options for the purchase of 75,000 shares of the Company's common stock. Those options, which have not yet been granted, will be granted under the Company's Incentive Stock Option Plan.

                                      4
   KENNETH SCHULTZ, the Company's Vice President/Construction, entered into an employment agreement with the Company as of June 1996. The employment agreement, among other things, provided for an initial annual base salary of $200,000, and a lump sum bonus of $82,500 paid upon the commencement of his employment. Under his employment agreement, Mr. Schultz's term of employment runs through December 31, 1998. Mr. Schultz's employment may be terminated immediately for good cause described in the employment agreement, and upon 30 days notice following December 31, 1998. As additional compensation, the Company has agreed to issue 25,000 shares of the Company's common stock to Mr. Schultz which are deliverable over a four year period, with 3,750 shares scheduled for delivery in June 1997. The Company has also agreed to grant Mr. Schultz options for the purchase of 75,000 shares of the Company's common stock. Those options, which have not yet been granted, will be granted under the Company's Incentive Stock Option Plan.

   DAVID L. PALTZIK, the Company's Vice President/Marketing, entered into an employment agreement with the Company as of July 1996. The employment agreement, among other things, provides for an initial annual base salary of $200,000, and a lump sum bonus of $20,000 paid by the Company upon the commencement of his employment. Under his employment agreement, Mr. Paltzik's term of employment runs through December 31, 1998. Mr. Paltzik's employment may be terminated immediately for good cause described in the employment agreement, and upon 30 days notice following December 31, 1998. As additional compensation, the Company has agreed to issue 25,000 shares of the Company's common stock to Mr. Paltzik which are deliverable over a four year period, with 3,750 shares scheduled for delivery in July 1997. The Company has also agreed to grant Mr. Paltzik options for the purchase of 75,000 shares of the Company's common stock. Those options, which have not yet been granted, will be granted under the Company's Incentive Stock Option Plan.

Reporting Under Section 16(a) of the Securities Exchange Act of 1934

   Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires executive officers and directors of the Company, and persons who beneficially own more than 10 percent of the Company's outstanding shares of Common Stock, to file initial reports of ownership and reports of changes in ownership of securities of the Company with the Securities and Exchange Commission ("SEC") and The Nasdaq Stock Market. Officers, directors and persons owning more than 10 percent of the Company's outstanding Common Stock are required by SEC regulation to furnish the Company with copies of all
Section 16(a) forms filed. Based solely on a review of the copies of such reports and amendments thereto furnished to or obtained by the Company or written representations that no other reports were required, the Company believes that during the year ended December 31, 1996, all filing requirements applicable to its directors, officers or beneficial owners of more than 10 percent of the Company's outstanding shares of Common Stock were complied with, except that Marlin F. Torguson filed a Form 4 on August 1, 1996 with respect to the sale of 180,000 shares of common stock in May 1996, which was due on June 10, 1996, and filed a Form 4 on September 17, 1996, with respect to the sale of 77,000 shares of common stock in August 1996, which was due on September 10, 1996. In addition, three newly-elected officers, Juris Basens, David L. Paltzik and Kenneth N. Schultz, each filed a Form 3 in February 1997, which was due on August 6, 1996.

                                     5
ITEM 11.     EXECUTIVE COMPENSATION11. EXECUTIVE COMPENSATION.

Summary Compensation Table

   The following table sets forth certain compensation information for the Company's Chief Executive Officer who served in such capacity during the year ended December 31, 1996, and the Company's six most highly compensated executive  officers,  other  than  the  Chief Executive Officer, who served as
executive  officers  at  December  31,  1996.    The  foregoing  persons  are
collectively referred to as the "Named Executive Officers". Compensation information is shown for fiscal years 1994, 1995 and 1996.

                                                                 Long-Term
                                                                Compensation
                                                                   Awards
                                   Annual Other           Securities   All
                                 Compen- Annual Restricted Underlying  Other
Name/                           sations Compen-  Stock     Options/  Compen-
Principal                Salary   Bonus sation   Awards      SARs    sation
Position         Year       ($)     ($)    ($)     ($)        (#)      ($)
---------        -----    ------- ----- ------- ------- -------     --------
James E. Ernst.. 1996   425,000    -- 58,813(2)   --    590,000(5) 272,886(10)
 President and   1995(1) 16,923    --    --(4)    --    590,000(6)   9,839(11)
 Chief Executive
 Officer
Marlin F. Torguson
 Chairman of     1996   425,000    -- 191,522(3)  --        --       6,695(11)
 the Board       1995   425,000    --    --(4)    --        --       2,832(12)
                 1994   423,833    --    --(4)    --        --       1,500(13)
Jay S. Osman     1996   208,654    --    --(4)    --      90,000(7)  4,330(14)
 Executive       1995(1) 38,512 20,000   --(4) 132,500(9) 75,000(8)     --
 Vice President
 Treasurer and
 Chief Financial
 Officer
Robert A. Callaway 1996  208,654   --    --(4) 135,938(9) 90,000(7) 7,245(15)
 Vice President/ 1995    181,154   --    --(4)    --      40,000(8)   481(13)
 General Counsel 1994     51,040   --    --(4)    --      35,000(9) 4,650(16)
 and Secretary
Juris Basens     1996(1)  78,462  20,000   (4)    --          --    2,713(17)
 Vice President/
 Chief Operating
 Officer
David L. Paltzik 1996(1)  78,462  20,000 --(4)    --          --    3,100(18)
 Vice President/
 Marketing
Kenneth N. Schultz 1996(1) 95,385 82,000 --(4)    --           --  11,190(19)
 Vice President/Construction
______________________________
(1) No compensation information is provided for any prior year as the Named Executive Officer was employed by the Company only during the years for which compensation information is provided.

                                       6
(2) Amount allocated as income relating to personal use of corporate airplane in 1996. The airplane was sold in February 1997.
(3) $188,672 of this amount was allocated as income relating to personal use of corporate airplane in 1996. The airplane was sold in February 1997.
(4) Did not receive perquisites or other personal benefits from the Company in excess of $50,000 or 10 percent of the Named Executive Officer's total annual salary and bonus paid for the years indicated.
(5) The exercise price of options to purchase the Company's Common Stock granted in 1995 was reduced to $3.625 per share in 1996.
(6) Same as the 590,000 share options which were repriced in 1996 as reflected in Note 5.
(7) An option to purchase 15,000 shares of the Company's Common Stock was granted in 1996 exercisable at $3.625 per share, and the exercise price of options previously granted for 75,000 shares was reduced to $3.625 per share.
(8) Options are included in the 90,000 share options which were repriced in 1996 as reflected in Note 7.
(9) Messrs. Osman and Callaway were each awarded a total of 25,000 restricted shares of the Company's Common Stock that vest over a four year period. As of December 31, 1996, 3,750 shares having a value of $9,258 (based on the closing trade price on that date) had vested in favor of each of Messrs. Osman and Callaway, but have not yet been delivered.
(10) Partial forgiveness of indebtedness owed by Mr. Ernst to the Company in the amount of $239,542 in 1996 and $8,208 in 1995, and $37,328 in 1996 and
$1,631 in 1995, in compensation resulting from an interest-free loan made by the Company to Mr. Ernst which assumes a 10% annual market rate of interest. See "Employment, Termination and Change in Control Arrangements."
(11) Contribution of $2,375 made by the Company to 401(k) plan and payment of $4,320 premium on group term life insurance policy.
(12) Contribution of $1,500 made by the Company to 401(k) plan and automobile allowance of $1,332.
(13)  Contributions to 401(k) plan made by the Company.
(14) Automobile allowance of $4,000 and payment of $330 premium on group term life insurance policy.
(15) Automobile allowance of $4,000, contribution of $2,375 made by the Company to 401(k) plan, and payment of $870 premium on group term life insurance policy.
(16)  Living allowance.
(17) Automobile allowance of $2,500 and payment of $213 premium on group term life insurance policy.
(18) Automobile allowance of $2,500 and payment of $600 premium on group term life insurance policy.
(19) Automobile allowance of $3,000, reimbursement for moving expenses of $7,827 and payment of $363 premium on group term life insurance policy.

Option/SAR Grants in Last Fiscal Year

The following table provides certain information regarding the number of stock options to purchase shares of Casino Magic's common stock granted to the Named Executive Officers during the year ended December 31, 1996.





                                     7
                           Percentage of
                           Total Options
                            Granted to                   Potential Realizable
                  Number of  Employees                     Value at Assumed
                  Securities   in    Per Share           Annual Rates of Stock
                  Underlying  Fiscal  Exercise             Price Appreciation
                   Options     Year   or Base  Expiration   for Option Term
   Name            Granted     1995   Price(1)    Date         5%       10%
  -----           --------    -----   -------  --------    -------------------
James E. Ernst     490,000(1) 36.5%    $3.625  12/19/01    $490,745  1,084,418
                   100,000(1)  7.5%    $3.625  12/20/01    $100,152    221,310
Jay S. Osman        75,000(2)  5.6%    $3.625  10/10/01    $ 75,114    165,982
                    15,000     1.1%    $3.625   4/23/01    $ 15,023     33,196
Robert A. Callaway  35,000(3)  2.6%    $3.625  10/10/01    $ 35,053     77,458
                    40,000(2)  3.0%    $3.625   9/18/00    $ 40,061     88,524
                    15,000     1.1%    $3.625   4/23/01    $ 15,023     33,196
_____________________________
(1) Options were originally granted in 1995, exercisable at $4.75 per share, and were repriced at $3.625 per share in July 1996.
(2) Options were originally granted in 1995, exercisable at $5.30 per share, and were repriced at $3.625 per share in July 1996.
(3) Options were originally granted in 1994, exercisable at $7.8125 per share, and were repriced at $3.625 per share in July 1996.
(4) Includes the repricing of outstanding stock options for 849,600 shares granted under the Company's Incentive Stock Option Plan and held by all employees of the Company as of July 26, 1996.

Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year End Option/SAR Values

The following table provides certain information regarding the exercise of stock options to purchase shares of Casino Magic's common stock during the year ended December 31, 1996, by the Named Executive Officers, and the fiscal year-end value of stock options held by such officers.



















                                     8
                              Number of Securities
                              Underlying Unexercised  Value of Unexercised In-
                                Options/SARs at         the-Money Options/SARs
             Number of Shares   Fiscal Year End (#)     at Fiscal Year End ($)
                  Acquired
     Name      On Exercise Exercisable Unexercisable Exercisable Unexercisable
    ------       ----------- ----------- ------------- --------- -------------
Marlin F. Torguson    None     600,000         --      $631,250           --
James E. Ernst        None     118,000     472,000           --           --
Jay S. Osman          None      15,000      75,000           --           --
Robert A. Callaway    None      23,750      66,250           --           --
Juris Basens          None        None        None           --           --
David L. Paltzik      None        None        None           --           --
Kenneth N. Schultz    None        None        None           --           --

  (1) Based on a fiscal year end of December 31, 1996 and a closing Common Stock trade price of $2.46875 per share on December 31, 1996. The value of in-the-money options is calculated as the difference between the fair market value of the Common Stock underlying the options at fiscal year end and the exercise price of the options. Exercisable options refer to those options that are exercisable as of December 31, 1996, while unexercisable options refer to those options that become exercisable at various times thereafter.

Director Compensation

   Each non-employee member of the Board of Directors is entitled to receive $2,000 for attendance at each Board of Directors meeting and $500 for attendance at each meeting of a Committee of the Board of Directors, provided that if a meeting of the Board of Directors and a Committee or non-employee director meeting were attended by a director on the same day, the maximum compensation for attendance at such meetings was $2,000. In the past, the Company has granted stock options to non-employee members of the Board of Directors, however, no such grants were made in 1996.

   Fees have been paid, and are expected to be paid in the future, to Roger H. Frommelt's law firm, Frommelt & Eide, Ltd. for services rendered to the Company (See "Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS").

Repricing of Options

   The following table sets forth information regarding the establishment of lower exercise prices under options previously granted to executive officers to purchase common stock of the Company, from the inception of the Company's business through December 31, 1996.






                                     9
                                                                     Length of
                                         Market    Exercise          Original
                          Number of      Price of  Price at          Option
                          Securities     Stock at  Time of           Term
                          Underlying     Time of   Repricing         Remaining
                          Options/SARs   Repricing    or       New   at Date
                          Repriced or       or     Amendment Exercise    of
               Date of     Amended       Amendment     ($)    Price  Repricing
    Name       Repricing     (#)            ($)                   or Amendment
______________________________________________________________________________
James E. Ernst  7/26/96     490,000       3.5625     4.75     3.625  12/19/01
President and   7/26/96     100,000       3.5625     4.75     3.625  12/20/01
Chief Executive
Officer

Jay S. Osman    7/26/96      75,000       3.5625     5.30     3.625  10/10/01
Treasurer and
Chief Financial
Officer

Robert A.       7/26/96      35,000       3.5625     7.8125   3.625   9/18/00
 Callaway       7/26/96      40,000       3.5625     5.30     3.625  10/10/01
Secretary and   7/26/96       15,000       3.5625     4.875    3.625   4/23/01
General
Counsel

Dual B. Cooper  7/27/94       31,000       6.50       15.75    7.20    3/27/00
Vice President
and Chief
Operating
Officer(1)

Patrick M.      7/27/94      31,000       6.50       16.00     7.20    3/11/00
 Sidders(2)
Treasurer and
Chief Financial
Officer

Hugh J.         7/29/94      31,000       6.50       13.50     7.20    1/03/99
 Shaddick(3)
Executive Vice
President/Development
_____________________________
                                     10
(1) Terminated his employment on December 18, 1995 without exercising options.
(2)   Terminated his employment on August 31, 1995 without exercising options.
(3) Terminated his employment on December 31, 1995 without exercising options.


Stock Option Committee Report on Repricing of Stock Options

   This report is being provided by the Stock Option Committee of the Board of Directors of the Company (the "Option Committee") to assist shareholders to understand the objectives of the Option Committee in repricing stock options previously granted to executive officers of the Company.

   Stock options were repriced for executive officers on two occasions; in July 1994 and July 1996. In each case the repricing of options was effected for all employees of the Company, regardless of status. In addition, all repriced options, except for a 490,000 share option granted to the Company's President and Chief Executive Officer in December 1995, were originally granted under the Company's Incentive Stock Option Plan.

   The Option Committee's primary objective in granting stock options is to tie the employees' future compensation to the success of the Company, and to provide an incentive to the Company's employees to work in the best interest of the shareholders. The Option Committee believes that if the stock option prices are too high, the incentive is lost. It is the Option Committee's further belief that if the exercise price of the option is significantly higher than the market price, the existence of that disparity acts to reduce employee morale, not enhance it. In taking its action to reprice stock options, the Option Committee also took into consideration the impact that an executive officer's actions might have had on the operating results of the Company, and how that impact might have resulted in any decline in the market value of the Company's common stock. The Option Committee concluded that, in the case of each executive officer whose options were repriced, that the officer had either been employed by the Company for too short of a period, or was employed in a position which would not enable that employee, to adversely impact the market price of the Company's common stock. Finally, the Company's Option Committee believes that harmony and morale among the Company's executive officers is improved where there are no material discrepancies in the exercise price of their respective stock options.


     Respectfully Submitted,
     Roger H. Frommelt
     E. Thomas Welch
     Casino Magic Corp. Stock Option Committee

Compensation Committee Interlocks and Insider Participation

   During the year ended December 31, 1996, E. Thomas Welch and Allen J. Kokesch served as members of the Company's Compensation Committee. During 1996 no member of the Company's Compensation Committee was an officer, former officer or employee of the Company or any of its subsidiaries, except Mr.

                                     11
Kokesch, who was an employee and Executive Vice President of the Company from December 1992 through December 1994. No executive officer of the Company served as a member of (i) the compensation committee of another entity in which one of the executive officers of such entity served on the Company's Compensation Committee, (ii) the Board of Directors of another entity in which one of the executive officers of such entity served on the Company's Compensation Committee, or (iii) the compensation committee of another entity in which one of the executive officers of such entity served as a member of the Company's Board of Directors, during the year ended December 31, 1996.

Compensation Committee Report on Executive Compensation

   Introduction. This report is provided by the Compensation Committee of the Board of Directors of the Company (the "Committee") to assist shareholders in understanding the Committee's objectives and procedures in establishing compensation programs for the Company's Chief Executive Officer and other executive officers. The Committee, which consists solely of non-employee directors, is responsible for establishing and administering the Company's executive compensation program. The members of the Committee do not receive awards under the Company's incentive compensation programs.

   Compensation Policies. Consistent with the Committee's responsibility for establishing, implementing and monitoring the Company's executive compensation program, the Committee has developed several policies. These policies are:
(i) to establish compensation programs designed to attract and retain highly-qualified executives; (ii) to provide motivation to the Company's executives through compensation that is correlated to the performance of the executive officer and to the performance of the Company; (iii) to compensate executives in a manner which awards both current and long-term performance; and (iv) to provide executives with a financial interest in the success of the Company similar to the interests of the Company's shareholders.

   Consistent with the aforementioned policies, the Company's current executive compensation program involves a combination of base salary, short-term incentive awards and long-term incentive awards. The Committee uses executive officer base salaries to attract and retain highly-qualified executives. The grant of bonuses to executive officers rewards short-term performance, and the grant of stock options by the Company's Stock Option Committee and restricted stock by the Company's Board of Directors encourages and rewards executive officers based upon the Company's long-term performance and provides those executive officers with a financial interest in the success of the Company which aligns their interests with the interests of the Company's shareholders.

   Base Salary. The Committee periodically reviews salaries paid to executive officers of other companies in the gaming industry and believes that the salaries of the Company's executive officers are at levels that are competitive within the gaming industry. The Committee has the authority to determine the salaries of the Company's Chief Executive Officer and other executive officers, subject to the terms of pre-existing employment contracts.
 Executive salaries are based on individual performance, level of responsibility and experience.

   Short-Term Incentive Awards. The key performance criterion in determining bonus payments is the level of income attained by the Company. In April 1996


                                    12
the Company established an executive officer bonus pool. The dollar amount of the pool for fiscal year 1996 was equal to a percentage of the Company's pre-tax net income for the year. Only executive officers were eligible to receive bonuses from the pool. In determining the allocation of bonus payments among the Company's executives, the Committee evaluates the levels of supervisory or management responsibilities and considers a number of factors which include initiative, business judgement, technical expertise and management skills. Because of the Company's losses in 1996, no bonuses were paid from the bonus pool for that year.

   Long-Term Incentive Awards. The Company's long-term incentive program consists of stock option and restricted stock grants which are intended to encourage achievement of long-term goals and objectives consistent with enhancing shareholder value. These objectives include, but are not limited to, earnings per share growth, return on invested capital, return on stockholders' equity and profitability. The Stock Option Committee's awards of stock options and the Board of Directors' grants of restricted stock are intended to provide executive officers with increased motivation and incentive to exert their best efforts on behalf of the Company by increasing their personal stake in the Company's success through the opportunity to acquire a greater equity interest in the Company and to benefit from appreciation in the value of the Company's Common Stock. The Stock Option Committee issues all stock options at an exercise price of not less than the market value of the Company's Common Stock on the date of grant, thereby ensuring that any value derived from such options is dependent upon subsequent increases in share value which will be realized by shareholders generally. The grant of restricted stock to executives provides incentive to act in the Company's long-term interest. Restricted stock is also granted for the purpose of obtaining and retaining highly-skilled executive officers possessing extensive experience in gaming or in other areas of specialty. Executives must be employed continually in order for shares of restricted stock and stock options to vest and become exercisable.

   Compensation of the Chief Executive Officer. James E. Ernst became the Company's Chief Executive Officer on December 18, 1995. Under the terms of an employment agreement originally entered into between the Company and Mr. Ernst dated December 20, 1995, Mr. Ernst was to receive an initial annual base salary of $425,000 and in December 1995 he received a $500,000 loan which is subject to partial repayment if Mr. Ernst's employment with the Company is terminated under certain circumstances prior to December 21, 1997.
Additionally, to induce Mr. Ernst to join the Company and to align his interests with those of the Company's shareholders, the Company granted to Mr. Ernst a non-statutory option to purchase up to 490,000 shares of the Company's Common Stock and an incentive stock option to purchase up to 100,000 shares of the Company's Common Stock. See "Item 11. EXECUTIVE COMPENSATION." The Committee believes Mr. Ernst's compensation to be reasonable based on the compensation paid to executives in other gaming companies of similar size and operation, and the Company's need to retain highly qualified and experienced executive officers.

   Deductibility of Compensation. Internal Revenue Code Section 162(m) provides, generally, that compensation paid to certain executive officers of publicly-held corporation in excess of $1 million in a year is not deductible as an expense of the Company unless certain conditions are met, including having at least two outside directors as members of the compensation committee.

Only one of the two current members of the Committee is an "outside director" as that term is defined by Internal Revenue Service regulations. As described more fully in the Summary Compensation Table, none of the Company's executive officers received compensation which exceeded $1 million in 1996 and the Committee believes the annual compensation of each of the Company's executive officers will be less than $1 million in 1997. The Committee intends to maximize the deductibility of executive officer compensation, however, it is conceivable that the Company's compensation arrangements with executive officers may result in the payment of compensation which is not deductible.

   Respectfully Submitted,
   E. Thomas Welch
   Allen J. Kokesch

   Casino Magic Corp. Compensation Committee

Performance Graph

   The following graph provides a comparison of cumulative total returns for the Company, the Dow Jones Equity Market Index (which is considered an indicator of the overall stock market performance) and the Dow Jones Entertainment & Leisure - Casinos Total Return Index (which is a published industry index) for the period October 23, 1992 through December 31, 1996. The Company's Common Stock was registered under Section 12 of the Securities Exchange Act of 1934 on October 23, 1992. The total return indices assume the investment of $100 in the Company's Common Stock, the Dow Jones Equity Market Index and the Dow Jones Entertainment & Leisure -Casinos Index on October 23, 1992, reflect reinvested dividends and are weighted on a market capitalization basis at the time of each reported data point.

   The historical stock price performance of the Company's Common Stock shown below is not necessarily indicative of future price performance.

COMPARISON OF ANNUAL CUMULATIVE TOTAL RETURN
Among Casino Magic Corp., Dow Jones Equity Market Index and Dow Jones Entertainment & Leisure - Casinos Total Return Index

The line graph depicts the return of a $100 investment in Casino Magic Corp. common stock as opposed to a $100 investment in Dow Jones Equity Index or the Dow Jones Entertainment and Leisure-Casino total return index. Investment dollars are indicated on the left axis indicate the value of each investment type, the bottom axis indicates the respective dates from October 23, 1992 through December 31, 1996. The table below is the information used to create the chart.
                              10-23-  12-31   12-31-   12-31-  12-     12-31-
                               92      92      93       94      31-95   96
______________________________________________________________________________
Casino Magic Corp.             100     236     415      165     96     76
______________________________________________________________________________
Dow Jones Equity Market        100     106     117      118     163    201
Index
____________________________________________________________________________
Dow Jones E&L -                100     114     174      134     177   193
Casinos Total Return Index
______________________________________________________________________________
                                     14Assumes  $100  invested  on October 23,
1992, in Casino Magic Corp. Common Stock, the Dow Jones Equity Market Index and Dow Jones Entertainment & Leisure - Casinos Total Return Index.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.


Share Ownership of Management

   The following table sets forth certain information as of the record date with respect to the shares of Common Stock beneficially owned by: (i) each director; (ii) the Named Executive Officers; and (iii) all current executive officers (regardless of salary and bonus level) and directors as a group. Unless otherwise indicated, the shareholders listed in the table below have sole voting and investment powers with respect to the shares indicated.
                                Number of
                          Shares of Casino Magic          Percentage of
Name and Address              Common Shares                Outstanding
of Beneficial Owner         Beneficially Owned              Shares(12)
------------------------   --------------------      ------------------------
Marlin F. Torguson  .........  8,854,500 (1)                 24.2%
James E. Ernst  .............    233,000 (2)                    *
Allen Kokesch  ..............  1,087,000 (3)                  3.1%
Roger H. Frommelt  ..........    103,000 (4)                    *
E. Thomas Welch  ............     75,000 (5)                    *
Jay  S.  Osman  ...............     55,450 (6)                    *
Robert A Callaway  ..........     29,000 (7)                    *
Juris Basens ................     None                          *
David L. Paltzik ............      1,600                        *
Kenneth N. Schultz ..........     None                          *
All current executive  ...... 10,443,550 (8)                 28.4%
officers and directors
as a group (8 persons)

_______________________________
*   Less than one percent.
(1) Includes 600,000 shares that Mr. Torguson has the right to acquire upon exercise of outstanding stock options.
(2) Includes 118,000 shares that Mr. Ernst has the right to acquire upon exercise of outstanding stock options.
(3) Includes 201,500 shares owned of record by the spouse of Mr. Kokesch of which Mr. Kokesch disclaims beneficial ownership.
(4) Includes 100,000 shares that Mr. Frommelt has the right to acquire upon exercise of outstanding stock options.
(5) Includes 72,000 shares that Mr. Welch has the right to acquire upon exercise of outstanding stock options and 3,000 shares held beneficially by Mr. Welch under a 401(k) Plan.
(6) Includes 18,750 shares that Mr. Osman has the right to acquire upon exercise of outstanding stock options.
(7) Includes 27,500 shares that Mr. Callaway has the right to acquire upon exercise of outstanding stock options.

                                       15
(8) The percentage of outstanding shares of Common Stock as shown in the table above is calculated based upon 35,637,083 shares outstanding as of the close of business on March 21, 1997 and assumes that in each case the person only, or the group only, currently exercised his or its rights to acquire all shares under outstanding stock options which have vested or will vest on or before May 20, 1997, except as otherwise stated.

Share Ownership of Certain Beneficial Owners

     The following table sets forth certain information as of the record date with respect to the shares of Common Stock beneficially owned by all persons known by the Company to be the owner of more than five percent of the Company's outstanding Common Stock.

                                        NUMBER OF            PERCENTAGE OF
     NAME AND ADDRESS                   COMMON SHARES        OUTSTANDING
     OF BENEFICIAL OWNER                BENEFICIALLY         SHARES(3)
                                        OWNED
_____________________________________________________________________________
     Marlin F. Torguson                  8,854,500(1)        24.4%
       1003 Hillsboro Mile
       Hillsboro, FL  33062

     Grand Casinos, Inc.(2)              2,125,000            6.0%
       13705 First Avenue North
       Minneapolis, MN 55441
_______________________________
(1) Includes 600,000 shares that Mr. Torguson has the right to acquire upon exercise of outstanding stock options.
(2) The shares are held of record by GCA Acquisition Subsidiary, Inc., a wholly-owned subsidiary of Grand Casinos, Inc.
(3) The percentage of outstanding shares of Common Stock as shown in the table above is calculated based upon 35,637,083 shares outstanding as of the close of business on March 21, 1997.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Transportation Services Provided by an Affiliate of the Chairman of the Board

     Through February 1996, a company, wholly owned and operated by Marlin F. Torguson, provided charter airplane services to the Company for which the Company was charged an hourly rate. The total amount of charter service expenses paid by the Company to Mr. Torguson's charter service company was $219,800 during the year ended December 31, 1996.



                                     16
Purchase of Aircraft from Chairman of the Board

     In  February  1996, the Company acquired a Falcon 10 aircraft from Marlin
F. Torguson for a purchase price of approximately $1.7 million, which the Company believes approximated the fair value of the aircraft as of the purchase date. The purchase price was determined by a third-party aircraft appraiser engaged by the Company at the direction of the Audit Committee. In making this determination the third-party appraiser analyzed information which included prices paid by purchasers of similar aircraft in recent transactions with standard adjustments for modifications, and for airframe and engine usage. Mr. Torguson originally purchased the aircraft in June 1995 for approximately $1.8 million. The Company sold the aircraft in February 1997 for $1.4 million.

Indebtedness of Chief Executive Officer

     As of December 20, 1995, James E. Ernst, the Company's President and Chief Executive Officer and a member of the Company's Board of Directors, was indebted to the Company in the amount of $500,000 pursuant to the terms of an employment agreement entered into between Mr. Ernst and the Company. Each day during the initial two-year term of Mr. Ernst's employment, approximately $684 of the loan is forgiven. As of March 31, 1997 the outstanding balance of the loan was approximately $180,575. The loan to Mr. Ernst was reported in the Company's 1995 financial statements as a compensation expense of $500,000 and a corresponding receivable of $500,000. Adjustments to the balance of the receivable are made by the Company on a quarterly basis to reflect the amount of the loan periodically forgiven by the Company. See "Item 11. EXECUTIVE COMPENSATION."

Architectural Services

     Mardi Gras Casino Corp., which operates the Company's Bay Saint Louis casino entered into an agreement dated June 18, 1992 with Lund Associates, Inc. of Rapid City, South Dakota, to provide architectural services for the construction of the casino barge and support building on the Bay Saint Louis property. Biloxi Casino Corp., which operates the Company's Biloxi casino, also entered into an agreement dated November 23, 1992 with Lund Associates, Inc. to provide architectural services for the construction of the casino barge and support buildings on the Biloxi property. Wayne K. Lund, a director of the Company from October 1992 until he resigned on December 1, 1996, is the President and principal shareholder of Lund Associates, Inc. The agreements are substantially a Standard Form of Agreement Between Owner and Architect (AIA Document B141), and provide for complete architectural services, including periodic inspection of the contract work. The contracts provide for a base fee of 6% of the construction costs, and an hourly rate for additional services, which can range from $80 per hour for principal architects to $30
per  hour  for  clerical  personnel.    The  contracts  also  provided  for
reimbursement of expenses, at cost. The total cost of architectural services paid by the Company to Mr. Lund's firm in 1996 was $1,346,861. These architectural services are not expected to continue after December 31, 1996.





                                     17
Legal Services

     The law firm of Frommelt & Eide, Ltd. rendered legal services to the Company during the year ended December 31, 1996. Roger H. Frommelt, a shareholder and a director of the Company, is the President and a principal shareholder of Frommelt & Eide, Ltd. The total cost of such legal services incurred by the Company during 1996 was approximately $107,000. It is anticipated that Mr. Frommelt's law firm will provide legal services to the Company in the future.

Employment Contracts with Executive Officers

     Marlin F. Torguson, James E. Ernst, Jay S. Osman, Robert A. Callaway, Juris Basens, Kenneth N. Schultz and David L. Paltzik, who are executive officers of the Company, have each entered into employment agreements with the Company. See "Item 11. EXECUTIVE COMPENSATION."

     SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated April 30, 1997                                 CASINO MAGIC CORP.



                                                 By:  /s/ James E. Ernst
                                                      _______________________
                                                     James E. Ernst, President
                                                      and Chief Executive
                                                      Officer