Form 10-Q
period 1997-03-31
CASINO MAGIC CORP
filed 1997-05-15
CIK 891105

=======================================================================
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549
                                FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 1997
                                              --------------

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

35,637,083 shares common stock outstanding as of May 14, 1997.
========================================================================

                  CASINO MAGIC CORP. AND SUBSIDIARIES


                                                                  INDEX


PART I          FINANCIAL INFORMATION                           PAGE NO.

  Item 1.     Financial Statements.

              Condensed Consolidated Statements of Operations -
               For the three months ended
               March 31, 1997 and 1996........................     1-2

              Condensed Consolidated Balance Sheets -
               March 31, 1997 and December 31, 1996...........       3

              Condensed Consolidated Statements of Cash Flows -
               For the three months ended
               March 31, 1997 and 1996........................       4

              Notes to Condensed Consolidated Financial Statements   5

  Item 2.     Management's Discussion and Analysis of Financial
               Condition and Results of Operations............... 6-11


PART II          OTHER INFORMATION

  Item 1.      Legal Proceedings.................................   12
  Item 2.      Changes in Securities.............................   12

  Item 3.      Default Upon Senior Securities....................   12

  Item 4.      Submission of Matters to a Vote of Security Holders..12

  Item 5.      Other Information.................................   12

  Item 6.      Exhibits and Reports on Form 8-K..................   12
               SIGNATURES........................................   13

                     CASINO MAGIC CORP. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Unaudited)
PART I - FINANCIAL INFORMATION

                                                    Three months ended
                                                        March 31,
                                               -------------------------
                                                  1997          1996
                                               -----------  -----------
REVENUES:
  Casino                                      $ 61,673,683  $39,759,682
  Food and beverage                              2,507,043    1,551,836
  Rooms                                            547,431      437,683
  Royalty and management fees                           --      924,528
  Other operating income                         1,052,721      450,838
                                               -----------  -----------
                                                65,780,878   43,124,567
                                               -----------  -----------
COSTS AND EXPENSES:
  Casino                                        26,535,455   16,392,180
  Food and beverage                              4,889,882    2,289,047
  Rooms                                            426,247      418,219
  Other operating costs and expenses             1,173,317      472,990
  Advertising and marketing                     13,154,697    4,818,083
  General and administrative                     7,317,546    5,415,591
  Property operation, maintenance and
    energy cost                                  3,010,008    1,544,054
  Rents, property taxes and insurance            1,954,642    1,461,782
  Development expenses                             282,289      500,261
  Depreciation and amortization                  5,039,654    4,247,227
                                                ----------   ----------
                                                63,783,737   37,559,434
                                                ----------  -----------
INCOME FROM OPERATIONS                           1,997,141    5,565,133
                                                ----------  -----------
OTHER (INCOME) EXPENSE:
  Equity income from unconsolidated
      casino operations                             --         (663,095)
  Interest expense, net                          7,505,465    3,820,515
  Other                                             98,387       55,750
                                               -----------   ----------
                                                 7,603,852    3,213,170
                                                 ---------  -----------
INCOME BEFORE INCOME TAXES:                     (5,606,711)   2,351,963
INCOME TAXES Expense (benefit)                  (1,935,000)     708,289
                                              ------------   ----------
NET INCOME (loss)                             $ (3,671,711) $ 1,643,674
                                               ===========   ==========

          See notes to condensed consolidated financial statements.

                     CASINO MAGIC CORP. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (continued)
                                 (Unaudited)

                                               Three months ended
                                                    March 31,
                                               1997           1996
                                           ------------   -------------

NET INCOME (loss) PER COMMON SHARE:
  Primary                                   $     (0.10)  $        .05
                                            ===========    ===========
  Fully-diluted                             $     (0.10)  $        .05
                                            ===========    ===========
Average shares and equivalents outstanding:
  Primary                                    35,637,083     36,181,329
                                            ===========    ===========

  Fully-diluted                              35,637,083     36,414,089
                                            ===========    ===========





























            See notes to condensed consolidated financial statements.

                     CASINO MAGIC CORP. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS

                                    ASSETS

                                              March 31,    December 31,
                                                1997           1996(*)
                                             -----------     -----------
                                             (Unaudited)

CURRENT ASSETS:
  Cash and cash equivalents including
   restricted cash of $2,848,076 and
   $16,984,654, respectively                 $20,185,739    $ 34,546,166
  Other current assets                        14,125,293       7,410,331
                                             -----------     -----------
    Total current assets                      34,311,032      41,956,497
                                             -----------     -----------
PROPERTY AND EQUIPMENT, NET                  247,982,406     243,692,571
                                             -----------     -----------
OTHER LONG-TERM ASSETS                        77,971,671      84,952,623
                                             -----------     -----------
                                            $360,265,109    $370,601,691
                                             ===========     ===========

                   LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES                            39,711,668     48,448,985
                                              -----------    -----------
OTHER LONG-TERM LIABILITIES                       266,760        266,761
                                               ----------    -----------
LONG-TERM DEBT, NET OF CURRENT MATURITIES     260,046,522    258,261,231
                                              -----------    -----------

SHAREHOLDERS' EQUITY:
  Common stock, $0.01 par, 50,000,000 shares
    authorized, 35,637,083 issued and
    outstanding at March 31, 1997 and outstanding
    at December 31, 1996                           356,371      356,371
  Undesignated stock, 2,500,000 shares
    authorized, none issued                             --           --
  Additional paid-in capital                    67,123,702   67,123,702
  Retained deficit                              (6,184,773)  (2,513,062)
  Unrealized holding loss on securities           (620,156)    (850,156)
  Less unearned compensation                      (434,985)    (492,141)
                                               -----------  -----------
Total shareholders' equity                      60,240,159   63,624,714
                                               -----------  -----------
                                              $360,265,109 $370,601,691
                                               ===========  ===========
* Derived from audited financial statements
            See notes to condensed consolidated financial statements.
                                      3

                  CASINO MAGIC CORP. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited)
                                                    Three months ended
                                                        March 31,
                                               -------------------------
                                                  1997          1996
                                               -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                          $(3,671,711)  $  1,643,674
  Adjustments for non-cash charges             7,984,066      3,922,188
  Changes in assets and liabilities           (6,923,953)      (654,469)
                                              -----------   -----------
     Net cash provided by(used in) operating
         activities                           (2,611,598)     4,911,393
                                              -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions of property and equipment      (15,537,976)   (4,289,339)
  Other, net                                    2,816,685      (377,979)
                                              -----------   -----------
     Net cash used in
        investing activities                  (12,721,291)   (4,667,318)
                                              -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on notes payable
    and long-term debt                         (5,259,870)     (575,634)
  Net proceeds from issuance of long-term debt  6,350,000            --
  Other, net                                     (117,668)    1,431,313
                                              -----------   -----------
     Net cash provided by financing activities    972,463       855,679
                                              -----------   -----------
NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS                                  (14,360,427)    1,099,754
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD 34,546,166    30,755,698
                                              -----------   -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD      $20,185,739   $31,855,452
                                              ============ ============

                   SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid during the period for:
  Interest (net of amount capitalized)        $7,032,156   $  (115,391)
  Income taxes (net of refunds)                      --            --

Supplemental schedule of non-cash investing and financing activities:
Property and equipment and other asset
  acquisitions included in accounts and
  construction payable and accrued expenses   $3,959,982     $   103,754

See notes to condensed consolidated financial statements.

                   CASINO MAGIC CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (Information with respect to the Three Months Ended
                 March 31, 1997 and 1996 is Unaudited)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     ORGANIZATION AND BASIS OF PRESENTATION:

The consolidated financial statements include the accounts of Casino Magic Corp. and its wholly-owned subsidiaries ("the Company"). All significant intercompany accounts and transactions have been eliminated. Investments in unconsolidated affiliates are accounted for using the equity method of accounting. The Company conducts casino gaming operations in Bay Saint Louis, Mississippi, Biloxi, Mississippi, Bossier City, Louisiana and in the Argentina Province of Neuquen in the cities of Neuquen City and San Martin de los Andes. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.

The accompanying unaudited consolidated financial statements contain all adjustments which are, in the opinion of management, necessary for a fair statement of the results of the interim periods. The results of operations for the interim periods are not indicative of results of operations for an entire year. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

Certain reclassifications have been made to 1996 amounts to conform with the March 31, 1997 presentation.


2.   EARNINGS PER SHARE:

In February 1997, the Financial Accounting Standards Board issued Statement No. 128 (FAS 128), "Earnings Per Share", which simplifies the computation of earnings per share. FAS 128 is effective for financial statements issued for periods ending after December 15, 1997 and requires restatement for all prior period earnings per share data presented. Basic earnings per share and diluted earnings per share calculated in accordance with FAS 128 would remain unchanged at $(0.10) per share for the first quarter of 1997 and $0.05 per share for the first quarter of 1996.

                     CASINO MAGIC CORP. AND SUBSIDIARIES
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussions regarding proposed Company developments and operations included in "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" contain forward looking statements that involve a number of risks and uncertainties. These proposed developments and operations include: (i) completion of a hotel in 1998, at Casino Magic-Biloxi and (ii) the Company's ability to fund planned developments and debt service obligations over the next twelve months with currently available cash and marketable securities, and with cash flow from operations. In addition to the risks and uncertainties discussed below, other factors that could cause actual results to differ materially are detailed from time to time in the Company's reports filed with the Securities and Exchange Commission, including without limitation in Note 1 of Notes to the Consolidated Financial Statements filed with the Annual Report on Form 10-K for Casino Magic Corp. for the year ended December 31, 1996.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated certain operating information for the Company on a consolidated basis and for its existing properties. The principal operating entities are Mardi Gras Casino Corp. ("Casino Magic-BSL") and Biloxi Casino Corp. ("Casino Magic-Biloxi") both dockside casinos operating on the Gulf Coast of Mississippi (together referred to collectively as the "Casino Magic-Gulf Coast"), Casino Magic of Louisiana, Corp. ("Casino Magic-Bossier City") and Casino Magic-Neuquen SA, which operates gaming facilities at two casino sites in Neuquen and San Martin de los Andes, Argentina. The Company also owned a 49% interest in Porto Carras Casino S.A. ("Porto Carras") which managed a casino at the Porto Carras resort approximately 60 miles south of Thesseloniki, Greece. The Company sold all interest in Porto Carras in December 1996.

                     CASINO MAGIC CORP. AND SUBSIDIARIES
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

                                                 Quarter ended March 31,
                                                 (Dollars in Thousands)
                                               -------------------------
                                                   1997          1996
                                               -----------   -----------

Revenues:
  Casino Magic-BSL (1).......................   $ 22,066    $    21,044
  Casino Magic-Biloxi (2)....................     16,092         16,833
  Casino Magic Bossier City (3)..............     23,206             --
  Casino Magic-Neuquen (4)...................      4,415          3,944
  Corporate and Other (5)....................         --          1,304
                                                --------     ----------
    Total revenues...........................     65,779         43,125

Costs and expenses:
  Casino Magic-BSL...........................     18,248         16,234
  Casino Magic-Biloxi........................     14,711         14,133
  Casino Magic Bossier City..................     25,305             --
  Casino Magic-Neuquen.......................      3,083          3,183
  Corporate and Other........................      2,435          4,009
                                               ---------     ----------
    Total costs and expenses.................     63,782         37,559

EBITDA:
  Casino Magic-BSL...........................      5,372          6,266
  Casino Magic-Biloxi........................      2,833          4,123
  Casino Magic Bossier City..................       (740)            --
  Casino Magic-Neuquen.......................      1,642          1,058
  Corporate and Other........................     (2,072)        (1,634)
                                                --------      ---------
    Total EBITDA.............................      7,035          9,813

Income (loss) from operations:
  Casino Magic-BSL...........................      3,818          4,810
  Casino Magic-Biloxi........................      1,381          2,700
  Casino Magic Bossier City..................     (2,099)            --
  Casino Magic-Neuquen.......................      1,332            761
  Corporate and Other........................     (2,435)        (2,706)
                                               ---------     ----------
    Total income from operations.............      1,997    $     5,565
                                               ===========   ==========
                                      7

                     CASINO MAGIC CORP. AND SUBSIDIARIES
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

  (1) Began operations September 30, 1992; expanded casino capacity December 31, 1992.
  (2) Began operations June 5, 1993; expanded casino capacity
      December 16, 1993.
  (3) Began operations October 4, 1996; opened permanent facility on December 31, 1996.
  (4) Began operations on January 1, 1995.
  (5) Includes management fees and royalty fees from Porto Carras which began operations May 18, 1995. Equity in earnings with respect to Porto Carras is reported as non-operating income. The Company ceased recording management fees and royalty fees from Porto Carras on October 1, 1996.

Three months ended March 31, 1997 compared to three months ended March 31, 1996.

Consolidated revenues increased $22.7 million, or 52.5%, to $65.8 in 1997 compared to $43.1 in 1996. The increase in consolidated revenues is attributable to $23.2 million in revenues from the Company's new facility, Casino Magic-Bossier City, which opened in late 1996, increased revenues at Casino Magic-BSL of $1.0 million or 4.7%, increased revenues of $0.5 million or 12.0% at Casino Magic-Neuquen, with offsetting declines in revenue at Casino Magic-Biloxi of $0.7 million, the loss of $0.4 in revenues from
Goldiggers due to its sale in June 1996 and the loss of $1.0 million in royalties and management fees due to the divesting of all Company operations in Greece during 1996, where all royalties and management fee revenues were generated. Casino Magic-Biloxi's revenues decline is primarily the result of competing hotel/casino operations on both sides of the Casino Magic-Biloxi with significantly greater amenities than Casino Magic-Biloxi. Competitive pressures will likely continue to effect Casino Magic-Biloxi revenues and operating margins until such time as the hotel currently under construction is completed. Completion of the hotel at Casino Magic-Biloxi is expected in 1998. Additionally, Casino Magic-Biloxi will continue to experience reduced revenues in 1997 during the construction of the hotel due to inconveniences to the customer to enter the casino during the construction phase of the casino and hotel entrance and lobby areas. Management believes that the hotel currently under construction at Casino Magic-Biloxi will help offset or reverse these declines in revenues at Casino Magic-Biloxi.

Operating costs and expenses increased $26.2 million or 70.0% to $63.8 million in the first quarter of 1997. Of this increase $25.3 million is related to the Company's new facility, Casino Magic-Bossier City, which opened in late 1996, the remainder of the increase is the result of various fluctuations in operating costs and expenses, both increases and decreases, at various gaming facilities owned by the Company and the Company's corporate office. Excluding

                     CASINO MAGIC CORP. AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


the effects of Casino Magic-Bossier City, operating costs and expenses increased $0.9 million or 2.5% from 1996 to 1997. These increases were the direct result of increased marketing, advertising and promotional efforts at both properties on the Gulf Coast. Additionally, increased costs were incurred as a result of the opening of a golf course at Casino Magic-BSL in February 1997.

Earnings before income taxes, depreciation and amortization (EBITDA) decreased $2.8 million or 39.4% in the first quarter of 1997 as compared to the same period in 1996. The first quarter 1996 results include revenues of $1.3 million and EBITDA of $0.8 million from operations in South Dakota and Greece which were sold during 1996. The remaining declines in EBITDA in the first quarter of 1997 as compared to the first quarter of 1996 are the result of the following: (i) a negative EBITDA contribution of $0.7 million from Casino Magic-Bossier City due to lower than expected revenues and high marketing and promotional expenditures as well as a level of overall expenses consistent with operating a property at higher revenue levels; (ii) a decrease in EBITDA at Casino Magic-BSL to $5.4 million from $6.3 million, primarily as a result of increased costs in marketing and advertising expense, and maintenance costs associated with the new golf course which opened in February 1997; and (iii) a decrease in EBITDA at Casino Magic-Biloxi to $2.8 million compared with $4.1 million during the same period in 1996, which was primarily the result of increased marketing and advertising costs of $0.9 million. EBITDA at Casino Magic-Neuquen increased $0.6 million in the first quarter of 1997 as compared to the first quarter of 1996. This increase is the result of increases in slot machine revenues. Casino Magic-Neuquen has continued to grow the slot machine player base and American style gaming continues to attract more customers.

Income from operations decreased $3.6 million to $2.0 million in the first quarter of 1997 compared to $5.6 million in the same period in 1996. In addition to the items describing the fluctuations in EBITDA, depreciation and amortization increased $0.8 million as the result of the Company's new gaming facility in Casino Magic-Bossier City.

Other (income) expense (non-operating income and expense) increased $4.4 million over the comparative quarters. Approximately $3.7 million of this increase is the result of the addition of the $115 million in first mortgage notes in August 1996 related to the development of Casino Magic-Bossier City. The remainder of the increase is due to the loss of income from an unconsolidated subsidiary, Porto Carras Casino S.A., which was sold in December 1996.

The Company had a net loss of $3.7 million, or $0.10 per share in the current year first quarter compared to net income of $1.6 million, or $0.05 per share in the first quarter of the preceding year. The majority of this decline in

                     CASINO MAGIC CORP. AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued):


net income between the periods is due to the increase in interest expense of $3.7 million and the lack of contribution to operating income from the Company's new gaming facility in Casino Magic-Bossier City.

Liquidity and Capital Resources

At March 31, 1997, the Company had unrestricted cash and marketable securities of $17.3 million compared to unrestricted cash and marketable securities of $17.6 million at December 31, 1996. In addition, the Company had $2.8 million in restricted cash relating to the $115,000,000 First Mortgage Notes ("Louisiana First Mortgage Notes") issued to fund the construction of Casino Magic-Bossier City. For the quarter ended March 31, 1997, the Company expended $2.6 million of cash flow from operating activities and received $6.4 million of proceeds from the incurrence of long term debt. The Company spent $15.6 million for the acquisitions of property, equipment and other long-term assets, and reduced long term debt by $5.2 million.

The Company expended approximately $8.1 million in capital improvements at its Gulf Coast properties and $7.0 million in capital expenditures at Casino Magic-Bossier City during the first quarter of 1997. The Company plans additional investments in 1997 at its Gulf Coast properties and Casino Magic-Bossier City, much of which is subject to the cash flows of the Company or the availability of financing. There are no assurances that adequate funding will be available for these planned investments.

The Company opened Casino Magic-Bossier City on October 4, 1996, using a temporary boarding facility, and on December 31, 1996, opened the permanent facility. The Company's plans for the development of Casino Magic-Bossier City are divided into two phases. The first phase (which was completed on December 31, 1996) includes a 30,000 square foot floating dockside casino space, with 986 slots and 44 table games; a 37,000 square foot entertainment and food and beverage pavilion, with 1,550 covered parking spaces and surface parking spaces for 400 cars. The second phase plans include the construction of a 60,000 square foot entertainment facility and a 400-room convention hotel and related amenities, including restaurants, banquet space, a theater, a swimming pool, a health club and a child-care facility. The development and construction of the second phase improvements are largely dependent upon receipt of proceeds from a future sale of the Crescent City Queen (a gaming riverboat owned by Casino Magic-Bossier City) and future operating cash flow of Casino Magic-Bossier City. it is unlikely that the second phase will be undertaken in the near future, and no assurances can be given that funds for such development will become available or that such hotel and related facilities will ever be developed.

                   CASINO MAGIC CORP. AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued):

As of May 1997, Casino Magic-Bossier City had complied with all aspects of the Cash Collateral and Disbursement Agreement (as defined in the indenture concerning the $115,000,000 First Mortgage Notes used for the development of Casino Magic-Bossier City) and all restricted cash has been released.

The Company is currently constructing a hotel tower at Casino Magic-Biloxi atop of the eight-story parking garage adjacent to the casino. The hotel will consist of approximately 378 rooms, including approximately 86 suites and will include standard amenities such as a swimming pool and modest conference space. The hotel structure, when completed, is expected to be one of the tallest buildings in Biloxi. Construction on the hotel commenced in December 1996, and completion is estimated for 1998. However, the hotel construction costs are being funded solely out of the cash flow of Casino Magic-BSL and Casino Magic-Biloxi, and the current lack of cash flow may deny or prevent completion at the hotel as planned.

In February 1997, the Company engaged an investment banking firm to assist the Company in exploring alternatives of a merger, joint venture or strategic alliance with a third party to assist the Company in the future development of the Company's gaming facilities.

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

The Company will have a significant need for cash in 1997 and beyond in order to continue its planned pursuit of gaming opportunities and the continued development of its existing properties. The Company believes that cash and marketable securities at March 31, 1997, together with cash flows from operations and an anticipated tax refund of approximately $6,000,000 will be sufficient to service its operating and debt service requirements through at least the next twelve months, but may not be sufficient to fund the planned 1997 construction activities relating to the Casino Magic-Biloxi hotel, and are not sufficient to engage in any other development activities without additional debt or equity financing.

                     CASINO MAGIC CORP. AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued):


PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     Reference is made to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 on file with the Securities and Exchange Commission. During the quarter ended March 31, 1997, the Company was not a party to any newly instituted legal proceedings and there have been no material developments during such period to existing legal proceedings.

ITEM 2.  CHANGES IN SECURITIES

     None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

     None.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits

     None

(b) Reports on Form 8-K:

     None.

                              SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               CASINO MAGIC CORP.
                               Registrant



Date:  May 14, 1997               /s/        JAMES E. ERNST
     ----------------             --------------------------------------
                                  James E. Ernst, President
                                  and Chief Executive Officer



Date:  May 14, 1997               /s/        JAY S. OSMAN
     ----------------             --------------------------------------
                                  Jay S. Osman, Chief Financial Officer
                                  and Treasurer (principal financial
                                  and accounting officer)