Form 10-Q
period 1997-06-30
CASINO MAGIC CORP
filed 1997-08-14
CIK 891105

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.   20549

                                  FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1997
                                             -------------
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                (601) 466-8099
                              ------------------
            (Registrant's telephone  number, including area code)

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

       35,637,083 shares common stock outstanding as of August 13, 1997
========================================================================

CASINO MAGIC CORP. AND SUBSIDIARIES

INDEX

PART I           FINANCIAL INFORMATION                             PAGE NO.

Item 1.     Financial Statements.

            Condensed Consolidated Statements of Operations
            For the six months ended June 30, 1997 and 1996            1


            Condensed Consolidated Statements of Operations -
            For the three months ended June 30, 1997 and 1996          2

            Condensed Consolidated Balance Sheets -
            June 30, 1997 and December 31, 1996                        3

            Condensed Consolidated Statements of Cash Flows -
            For the six months ended June 30, 1997 and 1996            4

            Notes to Condensed Consolidated Financial Statements     5-9

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                    10-15

PART II     OTHER INFORMATION

Item 1.     Legal Proceedings                                         16

Item 2.     Changes in Securities                                     16

Item 3.     Default Upon Senior Securities                            16

Item 4.     Submission of Matters to a Vote of Security Holders    16-17

Item 5.     Other Information                                         17

Item 6.     Exhibits and Reports on Form 8-K                          17

            SIGNATURES                                                18

PART I - FINANCIAL INFORMATION
                     CASINO MAGIC CORP. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                               (UNAUDITED)   SIX MONTHS ENDED
                                                   JUNE 30,
                                          1997              1996
REVENUES:                               -----------    -----------
     Casino                            $ 123,731,151  $ 78,274,563
     Food and beverage                     4,986,717      3,178,715
     Rooms                                   775,014        937,566
     Royalty and management fees               -          2,130,007
     Other operating income                2,245,541        971,824
                                       -------------   ------------
          Total revenues                 131,738,423     85,492,675
                                       -------------   ------------
COSTS AND EXPENSES:
     Casino                               58,241,241     33,042,439
     Food and beverage                     6,597,024      3,532,947
     Rooms                                   368,665        531,431
     Other operating costs and expenses    2,308,621      1,161,721
     Advertising and marketing            21,405,322      9,922,912
     General and administrative           14,080,585      9,866,081
     Property operation, maintenance
        and energy cost                    6,044,447      3,136,380
     Rents, property taxes and insurance   3,959,568      2,886,585
     Development expenses                    455,132        989,724
     Depreciation and amortization        10,353,382      8,384,449
                                       -------------   ------------
          Total costs and expenses       123,813,987     73,454,669
                                       -------------   ------------
INCOME FROM OPERATIONS                     7,924,436     12,038,006
                                       -------------   ------------
OTHER (INCOME) EXPENSE:
     Equity (income) loss from
        unconsolidated subsidiary            229,061       (428,735)
     Interest expense, net                15,749,566      7,709,976
     Other                                (1,427,177)       (51,532)
                                       -------------   ------------
          Total other expense             14,551,450      7,229,709
                                       -------------   ------------
INCOME (LOSS) BEFORE INCOME TAXES
   AND MINORITY INTERESTS                 (6,627,014)     4,808,297
INCOME TAX EXPENSE (BENEFIT)              (1,935,000)     1,504,872
MINORITY INTEREST                            201,512          -
                                       -------------   ------------
NET INCOME (LOSS)                      $  (4,893,526)  $  3,303,425
                                       =============   ============
NET INCOME (LOSS) PER COMMON SHARE:
     Primary                           $       (0.14)  $      0.09
                                       =============   ============
     Fully-diluted                     $       (0.14)  $      0.09
                                       ==============  ============
AVERAGE SHARES AND EQUIVALENTS OUTSTANDING:
     Primary                              35,637,083     36,526,938
                                       =============   ============
     Fully-diluted                        35,637,083     36,648,715
                                       =============   ============
SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                     CASINO MAGIC CORP. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                           (UNAUDITED)       THREE MONTHS ENDED
                                                    JUNE 30,
                                            1997            1996
REVENUES:                                 --------        --------
     Casino                             $ 62,057,468    $ 38,514,881
     Food and beverage                     2,479,674       1,626,879
     Rooms                                   227,583         499,883
     Royalty and management fees               -           1,205,479
     Other operating income                1,192,820         520,986
                                        ------------    ------------
          Total revenues                  65,957,545      42,368,108
                                        ------------    ------------
COSTS AND EXPENSES:
     Casino                               31,705,786      16,642,453
     Food and beverage                     1,707,142       1,251,708
     Rooms                                   (57,582)        269,871
     Other operating costs and expenses    1,153,665         571,940
     Advertising and marketing             8,250,625       5,104,770
     General and administrative            6,763,040       4,410,679
     Property operation, maintenance
        and energy cost                    3,034,439       1,592,326
     Rents, property taxes and insurance   1,986,566       1,424,803
     Development expenses                    172,843         489,463
     Depreciation and amortization         5,313,728       4,137,222
                                        ------------    ------------
          Total costs and expenses        60,030,252      35,895,235
                                        ------------    ------------
INCOME FROM OPERATIONS                     5,927,293       6,472,873
                                        ------------    ------------
OTHER (INCOME) EXPENSE:
     Equity loss from unconsolidated
        Subsidiaries                         113,937         169,414
     Interest expense, net                 8,069,102       3,889,461
     Other                                (1,235,441)        (42,336)
                                        ------------    ------------
          Total other expense              6,947,598       4,016,539
                                        ------------    ------------
INCOME (LOSS) BEFORE INCOME TAXES
    AND MINORITY INTEREST:                (1,020,305)      2,456,334
INCOME TAX EXPENSE (BENEFIT)                   -             796,583
MINORITY INTEREST                            201,512           -
                                        ------------    ------------
NET INCOME (LOSS)                       $ (1,221,817)    $ 1,659,751
                                        ============    ============
NET INCOME (LOSS) PER COMMON SHARE:
     Primary                            $     (0.03)     $     0.05
                                        ============    ============
     Fully-diluted                      $     (0.03)     $     0.05
                                        ============    ============
AVERAGE SHARES AND EQUIVALENTS OUTSTANDING:
     Primary                              35,637,083     36,872,546
                                        ============    ============
     Fully-diluted                        35,637,083     36,883,341
                                        ============    ============

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                     CASINO MAGIC CORP. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                    ASSETS
                                               JUNE 30     DECEMBER 31,
                                  (UNAUDITED)   1997          1996 (*)
                                            ------------   ------------
CURRENT ASSETS:
     Cash and cash equivalents              $  29,261,749   $ 17,561,512
     Other current assets                      10,133,609     24,394,985
                                            -------------   ------------
          Total current assets                 39,395,358     41,956,497
                                            -------------   ------------
PROPERTY AND EQUIPMENT, NET                   251,535,343    243,692,571
                                            -------------  -------------
OTHER LONG-TERM ASSETS:
   Investment in unconsolidated subsidiaries      835,433        957,831
   Deferred gaming license cost                38,849,671     38,337,333
   Foreign casino concession agreement, net     9,014,503      9,488,950
   Other long-term assets                      27,393,152     36,168,509
                                            -------------   ------------
          Total other long-term assets         76,092,759     84,952,623
                                            -------------   ------------
                                            $ 367,023,460  $ 370,601,691
                                            =============   ============

                     LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES                          $ 47,004,730   $ 48,448,985
                                            -------------   ------------
OTHER LONG-TERM LIABILITIES                       266,760        266,761
                                            -------------   ------------
LONG-TERM DEBT, NET OF CURRENT MATURITIES     256,042,583    258,261,231
MINORITY INTEREST                               4,801,888          -
                                            -------------   ------------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Common stock, $0.01 par, 50,000,000 shares
       authorized, 35,637,083 issued and
       outstanding at June 30, 1997 and
       December 31, 1996                          356,371        356,371
     Undesignated stock, 2,500,000 shares
          authorized, none issued                     -              -
     Additional paid-in capital                67,123,707     67,123,702
     Retained earnings                         (7,406,594)    (2,513,062)
     Currency translation adjustments               -              -
     Less unearned compensation                  (377,829)     (492,141)
     Unrealized holding loss on securities       (788,156)     (850,156)
                                            -------------   ------------
          Total shareholders' equity           58,907,499     63,624,714
                                            -------------   ------------
                                             $367,023,460   $370,601,691
                                            =============   ============

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

* DERIVED FROM AUDITED FINANCIAL STATEMENTS
                                      3

                     CASINO MAGIC CORP. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH  FLOWS
                                 (UNAUDITED)         SIX MONTHS ENDED
                                                         JUNE  30,
                                                   1997             1996
CASH FLOWS FROM OPERATING ACTIVITIES:           ------------  ------------
     Net income (loss)                         $ (4,893,526)     $  3,303,425
     Adjustments for non-cash charges             9,505,514         8,596,273
     Changes in assets and liabilities            6,624,971        (6,720,168)
                                                -------------   -------------
  NET CASH PROVIDED BY OPERATING ACTIVITIES      11,236,959         5,179,530
                                                -------------    -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisitions of property and equipment     (20,409,274)       (9,217,492)
     Acquisition of gaming license                    -           (15,000,000)
     Proceeds from sale of subsidiary and
        Property equipment                          174,586            -
     Other, net                                     290,874          (108,099)
                                                -----------      ------------
  NET CASH USED IN  INVESTING ACTIVITIES        (11,943,814)      (24,325,591)
                                                -----------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of notes
       payable and long-term debt                 6,350,000         4,343,749
     Principal payments on notes payable
          and long-term debt                    (10,842,560)       (4,118,606)
     Net proceeds from sale of common stock          -                 -
     Other                                           -                123,391
                                                -----------      ------------
  NET CASH PROVIDED BY FINANCING ACTIVITIES      (4,492,560)          348,534
                                                -----------      ------------
NET INCREASE (DECREASE) IN CASH AND CASH
      EQUIVALENTS                                (5,199,415       (18,797,527)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD   34,546,164        30,755,698
                                                -----------      ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD       $ 29,346,749      $ 11,958,171
                                                ============      ===========
SUPPLEMENTAL CASH FLOW INFORMATION
CASH PAID DURING THE PERIOD FOR:
   Interest (net of amount capitalized)        $ 16,708,321      $  7,197,402
   Income taxes (net of refunds)                 (6,382,324)           -
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
AND FINANCING ACTIVITIES:
   Property and equipment and other asset
    acquisitions included in accounts and
    construction payable and accrued expenses     1,931,566         1,198,172
    Property and equipment financed with
       long-term debt                                18,079        46,416,570
    Gaming license acquisition financed
          with long-term debt                        -              1,042,070
     Common stock granted to officers                -                135,938
     Reclassification of long-term liabilities
          to accrued expenses                       170,029           250,000
     Acquisition of securities available-for-sale
          through sale of subsidiary                 -              1,198,052



SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                     CASINO MAGIC CORP. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         (INFORMATION WITH RESPECT TO THE THREE AND SIX MONTHS ENDED
                     JUNE 30, 1997 AND 1996 IS UNAUDITED)

1.  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES:

ORGANIZATION  AND  BASIS  OF  PRESENTATION:
The consolidated financial statements include the accounts of Casino Magic Corp. and its subsidiaries ("the Company"). All significant inter-company accounts  and transactions have been eliminated.

The Company conducts casino gaming operations in Bay St. Louis, Mississippi ("Casino Magic-BSL"), Biloxi, Mississippi ("Casino Magic-Biloxi"), Bossier City, Louisiana ("Casino Magic-Bossier"), and through a 51% owned subsidiary, in the Argentina Province of Neuquen in the cities of Neuquen City and San Martin de los Andes ("Casino Magic-Neuquen").

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

It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 and Form 10-Q for March 31, 1997.

Certain reclassifications have been made to 1996 amounts to conform with the June 30, 1997 presentation.

2.  LONG TERM DEBT:

Long-term  debt,  including  capital  lease  obligations,  consists  of  the following:
                                         June 30,           December 31,
                                          1997                  1996
                                       (unaudited)
                                      -------------         ------------
Notes payable, bank (a)               $   9,572,353       $    9,585,130
Equipment contracts (b)                   2,465,702              622,274
Notes payable, land (c)                   3,426,539            4,678,401
Capital lease obligations                   838,708              308,514
Louisiana First Mortgage Notes (d)      115,000,000          115,000,000
First Mortgage Notes (e)                135,000,000          135,000,000
   Unamortized original
   issue discount                        (2,100,905)         (2,284,450)
                                      --------------      --------------
                                        264,202,397         262,909,869
Less current maturities                  (8,159,814)         (4,648,638)
                                      -------------       -------------
                                      $ 256,042,583       $ 258,261,231
                                      ==============      =============

                     CASINO MAGIC CORP. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         (INFORMATION WITH RESPECT TO THE THREE AND SIX MONTHS ENDED
                     JUNE 30, 1997 AND 1996 IS UNAUDITED)

(a) Consists of four notes payable to banks. The detail of these notes is as follows: (i)$3,000,000 uncollateralized promissory note, payable in monthly installments of interest only through July 1996; thereafter, monthly payments of $63,200 including principal and interest based on a 60 month amortization through February 2000. The promissory note bears interest at prime plus 1% (9.50% at June 30, 1997) throughout the life of the note with a final payment of unpaid balance due February 2000. (ii) $1,700,000 note collateralized by gaming equipment. The note is payable in six monthly payments, based on a twenty-four month amortization. Monthly payments of $70,833, including interest at prime plus 2% (10.5% at June 30, 1997) with a final payment of unpaid balance due November 1997. (iii) $2,500,000 line of credit due March 1998. Interest is payable quarterly at prime plus .25% (8.75% at June 30,
1997). (iv) $3,850,000 collateralized by gaming equipment. The note is payable in twelve quarterly principal payments of $385,000, excluding interest at prime plus .25% (8.75% at June 30, 1997).

(b) Consists of five notes payable collateralized by equipment. The detail of these notes is as follows: (i) $1,075,740 note payable in monthly payments of $12,150, including interest at 8.25% through December 1999. (ii) $946,004 note payable in monthly payments of $4,540, including interest at 11.25% through March 1998. (iii) $442,356 note payable in monthly installments of $13,923 including interest at 8.30% through September 1999. (iv) $111,165 note payable in monthly installments of $3,583 including interest at 9.9% through December 1999. (v) $188,700 note payable in monthly installments of $623 including interest at 19.44% through July 1998.

(c) Consists of six notes payable for land acquisitions. The detail of the notes is as follows: (i)$593,400 note payable in monthly installments of $14,959 including interest at prime plus 2% (11.0% at June 30, 1997), through April 1999. (ii)$1,000,000 note payable in monthly installments of $12,134 including interest at 8% through July 2003. (iii)$3,000,000 note payable in monthly installments of $111,699 including interest at 8.75% through November 1998. (iv) $300,000 note payable in monthly installment of $3,965 including interest at 10% through February 2003. (v) $500,000 note pyable in monthly installments of $6,470 including interest at 9.5% through June 2004. (vi) $70,000 note payable in monthly installments of $925 including interest at 10% through March 2003.

(d) On August 22, 1996, a wholly owned subsidiary of the Company, Casino Magic-Bossier City, sold $115,000,000 aggregate principal amount of 13%, First Mortgage Notes due in 2003 ("Series A Notes") with contingent interest. On July 22, 1997, Casino Magic-Bossier City commenced an offer to exchange up to an aggregate of $115,000,000 principal amount of 13% Series B First Mortgage Notes due 2003 with Contingent Interest (the "Series B Notes" and, together with the Series A Notes, the "Louisiana First Mortgage Notes") for such Series A Notes under in effective registration statement filed under the Securities Act of 1933. The terms of the Series B Notes are identical to those of the Series A Notes.

                     CASINO MAGIC CORP. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         (INFORMATION WITH RESPECT TO THE THREE AND SIX MONTHS ENDED
                     JUNE 30, 1997 AND 1996 IS UNAUDITED)

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

No contingent interest or management fees were paid in the first six months of 1997. Additionally, contingent interest and management fees were accrued in the first six months of 1997, in the amount of $40,616 and $81,233, respectively. No contingent interest and management fees are due based upon certain ratios which were not met during the six months ended June 30, 1997.

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

The Louisiana Indenture permits Casino Magic-Bossier City to sell secured assets, including the Crescent City Riverboat, so long as the net proceeds of that sale are used, or contractually committed to be used, to make capital improvements or acquire non-current assets, within 180 days after receipt of the proceeds, at the Casino Magic-Bossier City casino property in connection with its gaming and related business operations. Otherwise, the net proceeds from such an asset sale must be used to offer to redeem Louisiana First Mortgage Note at 101% of the principal amount thereof.
                                      7

                     CASINO MAGIC CORP. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         (INFORMATION WITH RESPECT TO THE THREE AND SIX MONTHS ENDED
                     JUNE 30, 1997 AND 1996 IS UNAUDITED)

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

(e) On October 14, 1993, a wholly owned indirect subsidiary of the Company, Casino Magic Finance Corp. ("Finance Corp."), sold $135,000,000 in aggregate principal amount of 11 1/2% First Mortgage Notes due in 2001 (the " Finance Notes") and warrants to purchase 810,000 shares of Casino Magic Corp. common stock. Proceeds from the Notes were allocated by the underwriter between the Finance Corp. and the Company based on the estimated fair market value at the time of issuance of the Finance Notes and the warrants in the amounts of $131,760,000 and $3,240,000 ($4 per warrant), respectively. The value of the warrants is treated as original issue discount for financial statement purposes, and is reflected in the balance sheet net of amortization as an adjustment to the carrying value of long-term debt into on the same date between Finance Corp., the Company and IBJ Schroder Bank & Trust Company as the Trustee. Under Section 4.10 of the Indenture, the Company's ability to pay dividends on its common stock is restricted to an amount which is determined under a formula based primarily on the Company's future income, and is precluded upon the occurrence of an "Event of Default" as defined under the Indenture. Events of Default include, among other things, the failure to pay the interest or principal due on the Finance Notes, the entry of a judgment in excess of $10,000,000 against the Company or Casino Magic-BSL, Casino Magic-Biloxi and Finance Corp., which is not discharged within 60 days after entry, and the default by the Company or Casino Magic-BSL, Casino Magic-Biloxi and Finance Corp. under indebtedness due to third parties. The Indenture also contains certain covenants that restrict, among other things, the making of certain investments, payments of dividends and other distributions, the incurrence of additional indebtedness and future guarantees of indebtedness, certain transactions with shareholders and affiliates, certain mergers and consolidations, certain asset sales and the creation of certain liens. Additionally, in Mississippi, where certain of the Company's subsidiaries are incorporated, laws exist which prohibit payments of dividends if such payments would create negative equity on a fair market value basis. The Finance Notes are secured by a pledge of the stock of Finance Corp., Bay Saint Louis and Biloxi along with the accounts receivable, inventories, property and equipment, property held for development and deposits of Casino Magic-BSL and Casino Magic-Biloxi. The book basis of these pledged assets is approximately $160,000,000 at June 30, 1997. The effective interest rate of the Notes is 13.06%. The proceeds from the Notes were used to pay off substantially all outstanding obligations at October 14, 1993.

                     CASINO MAGIC CORP. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         (INFORMATION WITH RESPECT TO THE THREE AND SIX MONTHS ENDED
                     JUNE 30, 1997 AND 1996 IS UNAUDITED)

Maturities of the Company's long-term debt, including capital lease obligations, as of June 30, 1997, are as follows:

     Year ending June 30,
     1998                            $   8,159,814
     1999                                5,854,240
     2000                                1,407,714
     2001                              135,276,488
     2002                                  257,047
     Thereafter                        115,347,999
                                     -------------
                                       266,303,302
     Unamortized original issue
     discount                           (2,100,905)
                                     --------------
                                     $ 264,202,397
                                     ==============

3  SALE OF INTEREST IN SUBSIDIARY

On June 1, 1997 the Company sold a 49% interest in a wholly-owned subsidiary, Casino Magic Neuquen S.A., for $7.0 million. The Company retained a controlling interest in Casino Magic-Neuquen and manages its two facilities located in Neuquen City and San Martin de Los Andes, Argentina for a fee equal to two percent of Casino Magic-Neuquen's gross monthly revenues.

4.  EARNING PER SHARE:

In February 1997, the Financial Accounting Standards Board issued Statement No. 128 (FAS 128), "Earnings Per Share", which simplifies the computation of earnings per share. FAS 128 is effective for financial statements issued for periods ending after December 15, 1997 and requires restatement for all prior period earnings per share data presented. Basic earnings per share and diluted earnings per share calculated in accordance with FAS 128 would remain unchanged at $(0.03) and $(0.14) per share for the second quarter of 1997 and the six months ended June 30, 1997, respectively, $0.05 and $0.09 per share for the second quarter of 1996 and the six months ended June 30, 1996, respectively.

                     CASINO MAGIC CORP. AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussions regarding proposed Company developments and operations included in "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS" and "NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS" contain forward looking statements that involve a number of risks and uncertainties. These proposed developments and operations include: (i) completion of a hotel in 1998 at Casino Magic-Biloxi and (ii) the Company's ability to fund planned developments and debt service obligations over the next twelve months with currently available cash, marketable securities and cash flow from operations. In addition to the risks and uncertainties discussed below, other factors that could cause actual results to differ
materially    are detailed from time to time in the Company's  reports  filed with  the  Securities  and  Exchange  Commission.

RESULTS  OF  OPERATIONS
The following table sets forth for the periods indicated certain operating information for the Company on a consolidated basis and for its existing properties. The principal operating entities are Mardi Gras Casino Corp.("Casino Magic-BSL") and Biloxi Casino Corp. ("Casino Magic-Biloxi") both dockside casinos operating on the Gulf Coast of Mississippi (together referred to collectively as "Casino Magic-Gulf Coast"), Casino Magic of Louisiana, Corp. ("Casino Magic-Bossier City") and Casino Magic Neuquen SA, a 51% owned subsidiary of the Company, which operates gaming facilities at two casino sites in Neuquen and San Martin de los Andes, Argentina (together referred to collectively as "Casino Magic-Neuquen".) During 1996, the Company had a 49% interest in Porto Carras Casino S.A. ("Porto Carras") pursuant to which it managed a casino at the Porto Carras resort approximately 60 miles south of Thesseloniki, Greece until December 1996. The revenues, costs and expenses of Porto Carras are not included below as Porto Carras was accounted for under the equity method of accounting.

                                   THREE  MONTHS        SIX  MONTHS
                                  ENDED  JUNE  30,    ENDED  JUNE  30,
                                  ---------------     ------------------
                                  1997      1996       1997         1996
                                       (Dollars  in  thousands)
                                             (Unaudited)
REVENUES:                       --------   -------   --------   --------
     Casino Magic-BSL (1)      $ 23,503   $ 20,993   $ 45,569   $ 42,037
     Casino Magic-Biloxi (2)     16,567     15,811     32,659     32,644
     Casino Magic-Bossier City   21,519         -      44,726         -
     Casino Magic-Neuquen (3)     4,369      3,983      8,784      7,926
     Corporate and Other (4)(5)      -       1,581         -       2,886
                               --------   ---------  ---------  --------
        Total revenues           65,958     42,368    131,738     85,493
COST AND EXPENSES:
     Casino Magic-BSL            18,821     16,297     37,069     32,531
     Casino Magic-Biloxi         14,961     13,330     29,670     27,463
     Casino Magic-Bossier City   21,190                46,497         -
     Casino Magic-Neuquen         3,303      3,113      6,386      6,296
     Corporate and Other          1,756      3,155      4,192      7,165
                               --------   ---------  ---------  --------
      Total costs and expenses   60,031     35,895    123,814    73,455

                     CASINO MAGIC CORP. AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INCOME (LOSS) FROM OPERATIONS:
     Casino Magic-BSL             4,683      4,696      8,501     9,506
     Casino Magic-Biloxi          1,606      2,481      2,989     5,181
     Casino Magic-Bossier City      329         -      (1,771)       -
     Casino Magic-Neuquen         1,065        870      2,398     1,630
     Corporate and Other         (1,756)    (1,574)    (4,192)   (4,279)
                               ---------  ---------  --------  --------
  Total income from operations $  5,927   $  6,473   $  7,925  $ 12,038
                               =========  ========   ========  ========
______________________
(1)Began operations September 30, 1992; expanded casino capacity December 31, 1992.
(2)Began operations June 5, 1993; expanded casino capacity December 16,1993.
(3)Began  operations  on  January  1,  1995.
(4)Includes  management  fees  and  royalty fees from Porto Carras which began
operations    May  18,  1995.  Equity in earnings with respect to Porto Carras is reported as non-operating income. Casino Magic divested of Porto Carras in December 1996.
(5)Corporate and Other includes the operations of Goldiggers through June 13, 1996.

Three months ended June 30, 1997 compared to three months ended June 30, 1996:

Consolidated revenues increased $23.6 million, or 5.5% to $66.0 million in the second quarter of 1997, compared to $42.4 million in the second quarter of 1996. The increase in the 1997 second quarter consolidated revenues is primarily attributable to Casino Magic-Bossier City, the Company's new facility which opened in late 1996 and accounted for $21.5 million of the increase. Casino Magic-Biloxi revenues increased $0.8 million or 4.8%, to $16.6 million in the second quarter of 1997, compared to $15.8 million in the second quarter of 1996. Casino Magic-BSL revenues increased $2.5 million in the second quarter of 1997 as compared to 1996. The increased win at Casino Magic-Gulf Coast is due to a strong direct mailing effort during the second quarter of 1997. In addition, at Casino Magic-BSL the opening of the golf course in February 1997 has had a positive impact on gaming revenues. Revenues at Casino Magic-Neuquen increased $0.4 million, or 10.0% to $4.4 million in the second quarter of 1997. Royalty and management fees decreased $1.2 million in the second quarter of 1997 because the Company ceased earning such royalties and management fees when the Company divested itself of its Greek operations in December 1996.

Consolidated operating costs and expenses increased by $24.1 million, or 67.2%, from $35.9 million in the second quarter of 1996 to $60.0 million in the second quarter of 1997. Of this increase, $21.2 million is related to Casino Magic-Bossier City, which opened in October 1996.

                     CASINO MAGIC CORP. AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Excluding the effects of Casino Magic-Bossier City, operating costs in the second quarter of 1997 increased $3.8 million or 8.1% when comparing the second quarter of 1997 to the same period in 1996. These increases were the direct result of increased marketing, advertising and promotional efforts at both properties on the Gulf Coast, and increased costs incurred as the result of the opening of a golf course at Casino Magic-BSL in February 1997.

Earnings before income taxes, depreciation and amortization (EBITDA) decreased by $0.6 million or 5.9% in the second quarter of 1997 as compared to the same period in 1996. The second quarter 1996 results include revenues of $1.2 million and EBITDA of $0.7 million from operations in South Dakota and Greece which were sold during 1996. The remaining changes in EBITDA are the result of the following:

(i)         EBITDA contribution of $1.8 million from Casino Magic-Bossier City
which  continues  to  achieve  lower  than  expected  revenues.    Operating
expenditures at Casino Magic-Bossier City have been reduced to help offset the lower operating revenues.
(ii) EBITDA at Casino Magic-BSL increased to $6.6 million from $6.2 million for the 1997 period compared to 1996. The increased EBITDA is the result of an increase in revenues primarily achieved through a more effective marketing and advertising programs coupled with the new golf course which opened in February 1997.
(iii) EBITDA at Casino Magic-Biloxi for the second quarter of 1997 declined to $3.1 million compared with $3.9 million during the same period in 1996. The decrease in EBITDA was primarily the result of increased marketing and advertising costs of $1.7 million with no increase in revenues and
(iv) EBITDA at Casino Magic-Neuquen increased $0.2 million in the second quarter of 1997 as compared to the second quarter of 1996. This increase is the result of increased slot machine revenues. Casino Magic-Neuquen has continued to grow its slot machine player base and American style gaming continues to attract more customers in that market.

Income from operations decreased $0.6 million to $5.9 million in the second quarter of 1997 compared to $6.5 million in the same period in 1996. In addition to the items described above with respect to EBITDA results, depreciation and amortization increased $1.4 million as the result of the Company's new gaming facility in Casino Magic-Bossier City.

Other (income) expense (non-operating income and expense) increased by $3.1 million over the comparative quarter in 1996. Approximately $4.1 million of this increase is the results of the addition of the $115 million in Louisiana First Mortgage Notes in August 1996 related to the development of Casino Magic-Bossier City. This was offset in part by a gain of $1.3 million from the sale of a 49% interest in Casino Magic-Neuquen during the second quarter of 1997, for $7.0 million.

The Company had net loss of $1.2 million, or $0.03 per share in the 1997 second quarter compared to net income of $1.6 million, or $0.05 per share in the 1996 second quarter. The majority of this decline in net income between the periods is due to the increase in interest expense of $4.1 million and a less than anticipated contribution to operating income from the Company's new gaming facility in Casino Magic-Bossier City.

                     CASINO MAGIC CORP. AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Six months ended June 30, 1997 compared to June 30, 1996:

Consolidated revenues increased $46.2 million or 54.1% to $131.7 million in the first six months of 1997, compared to $85.5 million in the first six months of 1996. This increase was primarily the result of the Company's new gaming facility, Casino Magic-Bossier City, which accounted for $44.7 million in revenues in the first six months in 1997. Excluding the effect of Casino Magic-Bossier City, revenues increased $1.5 million due to a $3.5 million increase in revenues at Casino Magic-BSL, a $0.9 million increase in revenues at Casino Magic-Neuquen and the loss of $2.5 million in revenues from operations in South Dakota and Greece which were sold during 1996. Revenues at Casino Magic-Biloxi were unchanged during the comparative periods.

Operating costs and expenses increased by $50.4 million, or 68.6%, to $123.8 million in the first six months of 1997. Of this increase, $46.5 million relates to the opening of Casino Magic-Bossier City in late 1996. Offsetting this increase is a decrease of $1.0 million relating to the operating costs from a gaming facility in South Dakota which the Company sold in June 1996.

Excluding  the  effects  of  Casino  Magic-Bossier  City  and  the  sale  of a subsidiary  in  the  second  quarter  1996, operating  expenses increased $5.0 million, or 6.9%, when comparing the first six months of 1997 to the same period in 1996. These increases were the direct result of increased marketing, advertising and promotional efforts at both properties on the Gulf Coast. Additionally, increased costs were incurred as a result of the opening of a golf course at Casino Magic-BSL in February 1997.

Earnings before income taxes, depreciation and amortization (EBITDA) decreased $2.1 million or 10.5% in the first six months of 1997 compared to the same period in 1996. The first six months of 1996 results include revenues of $2.5 million and EBITDA of $1.5 million from operations in South Dakota and Greece which were sold during 1996. The remaining changes in EBITDA are the result of the following:

(i) EBITDA contribution of $1.0 million from Casino Magic-Bossier City due to lower than expected revenues and high marketing and promotional expenditures as well as a level of overall expenses consistent with operating a property at higher expected revenue levels. Operating expenditures at Casino Magic-Bossier City have been reduced to a level that allows for positive cash flow at the current revenue levels.
(ii) EBITDA at Casino Magic-BSL decreased to $11.9 million for the 1997 period from $12.4 million for 1996. The decline is the result of increased expenditures due to a significant increase in marketing and advertising expense and the new golf course which opened in February 1997. These efforts did generate additional revenues for the period.
(iii) EBITDA at Casino Magic-Biloxi for the first six months of 1997 declined to $5.9 million compared with $8.0 million during the same period in 1996. The decrease in EBITDA was primarily the result of increased marketing and advertising costs of $1.9 million.
(iv) EBITDA at Casino Magic-Neuquen increased $0.8 million in the six months of 1997 compared to the second quarter of 1996. This increase is the result of increased slot machine revenues. Casino Magic-Neuquen has continued to grow the slot machine player base and American style gaming continues to attract more customers in that market.
                                      13

                     CASINO MAGIC CORP. AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Income from operations decreased $4.1 million to $7.9 million in the first six months of 1997 compared to $12.0 million in the same period in 1996. In addition to the items described above with respect to EBITDA results, depreciation and amortization increased $2.0 million primarily as the result of the Company's new gaming facility in Casino Magic-Bossier City.

Other (income) expense (non-operating income and expense) increased by $7.3 million over the comparative 1996 six month period. Approximately $7.5 million of this increase is the result of the addition of the $115 million in Louisiana First Mortgage Notes in August 1996 related to the development of Casino Magic-Bossier City. This was offset in part by a gain of $1.3 million from the sale of a 49% interest in Casino Magic Neuquen during the second quarter of 1997, for $7.0 million.

The Company had net loss of $4.9 million, or $0.14 per share in the current year second quarter compared to net income of $3.3 million, or $0.09 per share in the first six months of the preceding year. The majority of this decline in net income between the periods is due to the increase in interest expense of $7.9 million and a less than anticipated contribution to operating income from the Company's new gaming facility in Casino Magic-Bossier City.

Liquidity and Capital Resources

At June 30, 1997, the Company had unrestricted cash and marketable securities of $29.3 million compared to unrestricted cash and marketable securities of $17.6 million at December 31, 1996. In addition, the Company had $17.0 million in restricted cash, related to the $115 million Louisiana First Mortgage Notes, at December 31, 1996. At June 30, 1997, the Company has $0 in restricted cash. For the six month period ended June 30, 1997, the Company generated $11.2 million of cash flow from operating activities and received $6.4 million of proceeds from the incurrence of long term debt. The Company spent $20.4 million for the acquisitions of property, equipment and other long-term assets, and reduced long term debt by $10.8 million.

The Company expended approximately $14.5 million in capital improvements at its Gulf Coast properties and $5.9 million in capital expenditures at Casino Magic-Bossier City during the first six months of 1997. The Company plans additional investments in 1997 at its Gulf Coast properties and Casino Magic-Bossier City, much of which is subject to the cash flows of the Company or the availability of financing. There are no assurances that adequate funding will be available for these planned investments.

The Company opened Casino Magic-Bossier City on October 4, 1996, using a temporary boarding facility, and on December 31, 1996, opened the permanent facility. The Company's plans for the development of Casino Magic-Bossier City are divided into two phases. The first phase (which has been completed) includes a 30,000 square foot floating dockside casino space, with 986 slots and 44 table games; a 37,000 square foot entertainment and food and beverage pavilion, with 1,550 covered parking spaces and surface parking spaces for 400 cars.

                     CASINO MAGIC CORP. AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The second phase plans include the construction of a 60,000 square foot entertainment facility and a 400-room convention hotel and related amenities, including restaurants, banquet space, a theater, a swimming pool, a health club and a child-care facility. The development and construction of the second phase improvements are largely dependent upon receipt of proceeds from a future sale of the Crescent City Queen Riverboat (a gaming riverboat owned by Casino Magic-Bossier City) and future operating cash flow of Casino Magic-Bossier City. No assurances can be given that such funds will become available or that such hotel and related facilities will ever be developed.

The Company is currently constructing a hotel tower at Casino Magic-Biloxi above the eight-story parking garage adjacent to the casino. The hotel will consist of approximately 378 rooms, including approximately 86 suites and will include standard amenities such as a swimming pool and modest conference space. The hotel structure, when completed, is expected to be one of the tallest buildings in Biloxi. Construction on the hotel commenced in December 1996, and completion is estimated for 1998. The hotel construction costs are being funded solely out of the cash flow of Casino Magic-BSL and Casino Magic-Biloxi, and any lack of cash flow from operations in the future may delay or prevent completion of the hotel as planned.

On June 1, 1997, the Company sold 49% of its wholly-owned subsidiary, Casino Magic-Neuquen for $7.0 million. The Company will use these funds for the development plans for Casino Magic-Gulf Coast, specifically the hotel at Casino Magic-Biloxi.

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

The Company will have a significant need for cash in 1997 and beyond in order to continue its planned development of its existing properties. The Company believes that cash and marketable securities at June 30, 1997, and its cash flows from operations will be sufficient to service its operating and debt service requirements, as well as the planned 1997 construction activities relating to the Casino Magic-Biloxi hotel, through at least the next twelve months, but are not sufficient to engage in any other development activities without additional debt or equity financing.

PART II - OTHER INFORMATION

                     CASINO MAGIC CORP. AND SUBSIDIARIES

ITEM  1.    LEGAL  PROCEEDINGS

On or about September 6, 1996 Casino America, Inc. ("Plaintiff) commenced litigation in the Chancery Court of Harrison County, Mississippi, Second Judicial District, Civil Action No. C2402-96-1064 against Casino Magic Corp. (the "Company"), and Edward Ernst, its Chief Executive Officer (collectively "Defendants"), seeking injunctive relief and unspecified compensatory damages in an amount to be proven at trial as well as punitive damages.

Plaintiff claims, among other things, that Defendants (i) breached the terms of an agreement they had with Plaintiff, (ii) tortiously interfered with certain business relations of Plaintiff; and (iii) breached covenants of good faith and fair dealing they allegedly owed to Plaintiff.

On or about October 8, 1996, Defendants interposed an answer to Plaintiff's complaint denying the allegations contained in the complaint.

The discovery phase of this litigation is continuing. While the Company's management cannot predict the outcome of this action, management believes Plaintiff's claims are without merit. The Company intends to vigorously defend this action.

Reference is made to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 and Form 10-Q for the quarter ended March 31, 1997 on file with the Securities and Exchange Commission.

ITEM  2.    CHANGES  IN  SECURITIES

     None.

ITEM  3.    DEFAULTS  UPON  SENIOR  SECURITIES.

     None

ITEM  4.    SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY-HOLDERS

(a)On June 30, 1997, the annual meeting of the shareholders of the Company was held at the Company's offices in Bossier City, Louisiana.

(b)All members of the Board of Directors were elected at the annual meeting. See (c) below for the names of such members.

(c)The only matter voted upon at the annual meeting was the election of the members of the Board of Directors. Shares entitled to vote were 35,637,083 and the number of votes cast for, against or withheld, as well as abstentions, with respect to the election of directors is set forth below. Information on broker non-votes was not available ("n/a").

                     CASINO MAGIC CORP. AND SUBSIDIARIES


Election of the following members of the Company's Board of Directors:
                                     Votes Cast               Number of
                    Votes Cast in    Against or   Number of   Broker Non
                        Favor        Withheld     Abstentions     Votes
Marlin  F.  Torguson   31,654,987       214,099          0          n/a
James  E.  Ernst       31,809,479       208,753          0          n/a
Roger  H.  Frommelt    31,712,791       208,813          0          n/a
E.  Thomas  Welch      31,729,802       208,338          0          n/a


ITEM  5.  OTHER  INFORMATION

      None.

ITEM  6.    EXHIBITS  AND  REPORTS  ON  FORM  8-K.

(a)      Exhibits
     None
(b)          Reports  on  Form  8-K:

     None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         CASINO  MAGIC  CORP.
                                         Registrant


Date:      AUGUST  14,  1997             /S/  JAMES  E.  ERNST
         --------------------          ---------------------------------
                                       JAMES E. ERNST, PRESIDENT
                                       AND CHIEF EXECUTIVE OFFICER


Date:      AUGUST  14,  1997             /S/  JAY  S.  OSMAN
         --------------------          --------------------------------
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



          None