Form 10-Q/A
period 1997-06-30
CASINO MAGIC CORP
filed 1997-09-09
CIK 891105

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.   20549

                                 FORM 10-Q/A
                                AMENDMENT NO.1


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

INDEX to Form 10-Q/A
Amendment No. 1

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
                                            =============   ============

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

* DERIVED FROM AUDITED FINANCIAL STATEMENTS
                                      3

                     CASINO MAGIC CORP. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH  FLOWS
                                 (UNAUDITED)         SIX MONTHS ENDED
                                                         JUNE  30,
                                                   1997             1996
CASH FLOWS FROM OPERATING ACTIVITIES:           ------------  ------------
     Net income (loss)                         $ (4,893,526)     $  3,303,425
     Adjustments for non-cash charges             9,505,514         8,596,273
     Changes in assets and liabilities            6,624,971        (6,720,168)
                                                -------------   -------------
  NET CASH PROVIDED BY OPERATING ACTIVITIES      11,236,959         5,179,530
                                                -------------    -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisitions of property and equipment     (20,409,274)       (9,217,492)
     Acquisition of gaming license                    -           (15,000,000)
     Proceeds from sale of subsidiary and
        Property equipment                        8,174,586            -
     Other, net                                     290,874          (108,099)
                                                -----------      ------------
  NET CASH USED IN  INVESTING ACTIVITIES        (11,943,814)      (24,325,591)
                                                -----------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of notes
       payable and long-term debt                 6,350,000         4,343,749
     Principal payments on notes payable
          and long-term debt                    (10,842,560)       (4,118,606)
     Net proceeds from sale of common stock          -                 -
     Other                                           -                123,391
                                                -----------      ------------
  NET CASH PROVIDED BY FINANCING ACTIVITIES      (4,492,560)          348,534
                                                -----------      ------------
NET INCREASE (DECREASE) IN CASH AND CASH
      EQUIVALENTS                                (5,199,415)      (18,797,527)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD   34,546,164        30,755,698
                                                -----------      ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD       $ 29,346,749      $ 11,958,171
                                                ============      ===========
SUPPLEMENTAL CASH FLOW INFORMATION
CASH PAID DURING THE PERIOD FOR:
   Interest (net of amount capitalized)        $ 16,708,321      $  7,197,402
   Income taxes (net of refunds)                 (6,382,324)           -
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
AND FINANCING ACTIVITIES:
   Property and equipment and other asset
    acquisitions included in accounts and
    construction payable and accrued expenses     1,931,566         1,198,172
    Property and equipment financed with
       long-term debt                                18,079        46,416,570
    Gaming license acquisition financed
          with long-term debt                        -              1,042,070
     Common stock granted to officers                -                135,938
     Reclassification of long-term liabilities
          to accrued expenses                       170,029           250,000
     Acquisition of securities available-for-sale
          through sale of subsidiary                 -              1,198,052

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


Date:      SEPTEMBER 9, 1997             /S/  JAMES  E.  ERNST
         --------------------          ---------------------------------
                                       JAMES E. ERNST, PRESIDENT
                                       AND CHIEF EXECUTIVE OFFICER


Date:      SEPTEMBER 9, 1997             /S/  JAY  S.  OSMAN
         --------------------          --------------------------------
                                       JAY S. OSMAN, CHIEF FINANCIAL
                                       OFFICER AND TREASURER (PRINCIPAL
                                       FINANCIAL AND ACCOUNTING OFFICER)

CASINO  MAGIC  CORP.
     QUARTERLY  REPORT  ON  FORM  10-Q  FOR  THE  PERIOD  ENDED  JUNE 30, 1997

                              INDEX  TO  EXHIBITS
Exhibit
Number                                                              Page



          None