Form 10-Q
period 1997-09-30
CASINO MAGIC CORP
filed 1997-11-14
CIK 891105

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.   20549

                                  FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

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

                                             (228) 466-8099
             (Registrant's telephone number, including area code)

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

    35,722,124 shares common stock outstanding as of November 12, 1997

      CASINO MAGIC CORP. AND SUBSIDIARIES

                              TABLE OF CONTENTS


PART  I                      FINANCIAL INFORMATION                        PAGE
NO.
     Item 1.     Financial Statements
Condensed Consolidated Statements of Operations
     For the three months ended September 30, 1997 and 1996  ........1
Condensed Consolidated Statements of Operations
     For the nine months ended September 30, 1997 and 1996   ........2
Condensed Consolidated Balance Sheets -
     September 30, 1997 and December 31, 1996  ......................3
Condensed Consolidated Statements of Cash Flows -
     For the nine months ended September 30, 1997 and 1996  .........4
Notes to Condensed Consolidated Financial Statements   ..............5
     Item 2.     Management's Discussion and Analysis of Financial
     Condition and Results of Operations    ......................6-14

PART II     OTHER INFORMATION
     Item  1.      Legal  Proceedings
 ..........................................15
     Item  2.      Changes  in  Securities.
 .....................................15
     Item  3.      Default  Upon  Senior  Securities
 ..............................15
     Item  4.      Submission  of  Matters  to  a  Vote  of Security Holders
 .........15
     Item  5.      Other  Information
 ...........................................15
     Item  6.      Exhibits  and  Reports  on  Form  8-K
 ............................15

SIGNATURES  .....................................................16

                          PART I - FINANCIAL INFORMATION
                     CASINO MAGIC CORP. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
     (UNAUDITED)

                                                         THREE MONTHS ENDED
                                                              SEPTEMBER 30,
                                                          1997         1996
REVENUES:
     Casino                                          $ 62,680,205 $ 39,849,171
     Food and beverage                                  2,404,469    1,718,984
     Rooms                                                328,578      505,075
     Royalty and management fees                            --         730,034
     Other  operating  income                           1,081,882      467,971

          Total  revenues                              66,495,134   43,271,235
COSTS AND EXPENSES:
     Casino                                            30,658,015   16,432,601
     Food and beverage                                  1,767,142    2,010,774
     Rooms                                                140,554      279,844
     Other operating costs and expenses                 1,017,571      721,940
     Advertising and marketing                          7,112,014    5,365,483
     General and administrative                         6,181,399    5,422,144
     Property operation, maintenance and energy cost    2,625,158    1,681,739
     Rents, property taxes and insurance                1,906,446    1,348,281
     Development expenses                                  56,750      473,117
     Depreciation  and  amortization                    4,905,523    4,179,874

          Total  costs  and  expenses                  56,370,572   37,915,797

INCOME  FROM  OPERATIONS                               10,124,562    5,355,438

OTHER (INCOME) EXPENSE:
     Equity (income) loss from
         unconsolidated subsidiaries                     176,005     (290,088)
     Interest expense, net                             7,954,345    4,540,596
     (Gain) loss from sale of assets                  (1,337,687)      36,342
     Other                                               (57,828)     110,274
     Write-off of investment in
          Porto  Carras  Casino,  S.A.                      --     26,982,422

          Total  other  expense                        6,734,835   31,379,546

INCOME (LOSS) BEFORE INCOME TAXES AND
        MINORITY INTEREST                              3,389,727  (26,024,108)

INCOME TAX EXPENSE (BENEFIT)                               --      (5,341,377)

MINORITY INTEREST IN INCOME OF SUBSIDIARY                715,023       --

NET  INCOME  (LOSS)                                   $2,674,704 $(20,682,731)
NET INCOME (LOSS) PER COMMON SHARE:
     Primary                                         $     0.07  $  (0.57)
     Fully-diluted                                   $     0.07  $  (0.57)
AVERAGE SHARES AND EQUIVALENTS OUTSTANDING:
     Primary                                           35,654,174  36,403,759
     Fully-diluted                                     35,735,741  36,404,350
          SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.
                                      1
                         MAGIC CORP. AND SUBSIDIARIES

               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)

                                                        NINE MONTHS ENDED
                                                           SEPTEMBER 30
                                                       1997          1996
REVENUES:
     Casino                                        $186,411,356   $118,123,734
     Food and beverage                                7,391,186      4,897,699
     Room                                             1,103,592      1,442,641
     Royalty and management fees                          --         2,860,041
     Other  operating  income                         3,327,423      1,439,795

          Total  revenues                           198,233,557    128,763,910

COSTS AND EXPENSES:
     Casino                                           88,899,256    49,475,040
     Food and beverage                                 8,364,166     5,543,721
     Rooms                                               509,219       811,275
     Other operating costs and expenses                3,326,192     1,883,661
     Advertising and marketing                        28,517,336    15,288,395
     General and administrative                       20,261,984    15,288,225
     Property operation, maintenance and energy cost   8,669,605     4,818,119
     Rents,  property  taxes  and  insurance           5,866,014     4,234,866
     Development expenses                                511,882     1,462,841
     Depreciation  and  amortization                  15,258,905    12,564,323

          Total  costs  and  expenses                180,184,559   111,370,466

INCOME  FROM  OPERATIONS                              18,048,998    17,393,444

OTHER (INCOME) EXPENSE:
     Equity (income) loss from unconsolidated
          Subsidiaries                                  405,066      (883,337)
     Interest expense, net                           23,703,909    12,250,572
     (Gain) loss of sale of assets                   (2,578,231)       50,302
     Other                                             (244,461)      209,296
     Write-off of investment in
          Porto  Carras  Casino,  S.A.                     --      26,982,422

          Total  other  expense                      21,286,283    38,609,255

INCOME (LOSS) BEFORE INCOME TAXES AND
          MINORITY INTEREST IN INCOME OF SUBSIDIARY  (3,237,285)  (21,215,811)

INCOME TAX EXPENSE (BENEFIT)                         (1,935,000)   (3,836,505)
MINORITY  INTEREST                                      916,535        --

NET  INCOME  (LOSS)                                 $(2,218,820)  (17,379,306)
NET INCOME (LOSS) PER COMMON SHARE:
     Primary                                        $    (.06)    $    (.48)
     Fully-diluted                                  $    (.06)    $    (.49)
AVERAGE SHARES AND EQUIVALENTS OUTSTANDING:
     Primary                                         35,642,780    36,485,878
     Fully-diluted                                   35,642,780    35,387,280

          SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.
      CASINO MAGIC CORP. AND SUBSIDIARIES

                    CONDENSED CONSOLIDATED BALANCE SHEETS

                                   ASSETS

                                                   SEPTEMBER 30,  DECEMBER 31,
                                                      1997          1996 (*)
                                                   (UNAUDITED)
CURRENT ASSETS:
     Cash and cash equivalents                       $ 26,886,635  $17,561,512
     Restricted cash                                   10,610,051   16,984,654
     Other  current  assets                             9,028,863    7,410,331

          Total  current  assets                       46,525,549   41,956,497

PROPERTY  AND  EQUIPMENT,  NET                        256,365,066  243,692,571

OTHER LONG-TERM ASSETS:
     Investment  in  unconsolidated  subsidiaries         774,234      957,831
     Deferred gaming license cost                      38,449,048   38,337,333
     Foreign casino concession agreement, net           8,777,279    9,488,950
     Other  long-term  assets                          17,226,712   36,168,509

          Total  other  long-term  assets              65,227,273   84,952,623
                                                     $368,117,888 $370,601,691


                    LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT  LIABILITIES                                  47,550,158    48,448,985

OTHER LONG-TERM LIABILITIES                                --          266,761

LONG-TERM  DEBT,  NET  OF  CURRENT  MATURITIES       253,484,013   258,261,231

MINORITY  INTEREST                                     5,444,359        --

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:

Common stock, $0.01 par, 50,000,000 shares authorized,
35,722,124 issued and outstanding at September 30, 1997
and 35,637,083 issued and outstanding at
December 31, 1996                                         357,221     356,371
Undesignated stock, 2,500,000 shares authorized,
none issued
Additional paid-in capital                             67,122,857  67,123,702
Retained earnings                                      (4,731,892) (2,513,062)
Unrealized holding loss on securities                    (788,156)   (850,156)
Less  unearned  compensation                             (320,672)   (492,141)

          Total  shareholders'  equity                 61,639,358   63,624,714
                                                    $ 368,117,888 $370,601,691

See notes to condensed consolidated financial statements.
* Derived from audited financial statements
       CASINO MAGIC CORP. AND SUBSIDIARIES

               CONDENSED CONSOLIDATED STATEMENTS OF CASH  FLOWS
                                 (UNAUDITED)

                                                       NINE MONTHS ENDED
                                                          SEPTEMBER 30,
                                                      1997         1996

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                            $ (2,218,828) (17,379,306)
     Adjustments  for  non-cash  charges            14,574,699   30,018,664
     Changes  in  assets  and  liabilities           5,728,959   (5,687,216)
       NET CASH PROVIDED BY OPERATING ACTIVITIES    18,084,830    6,952,142

Cash flows from investing activities:
     Acquisitions  of  property  and  equipment    (28,996,109) (42,202,267)
     Acquisition of gaming license                       --     (15,000,000)
     Investments in unconsolidated subsidiaries       (221,469)       --
     Proceeds from sale of assets                   19,833,971    1,209,019
     Other,  net                                       366,782     (310,129)
       NET CASH USED IN INVESTING ACTIVITIES        (9,016,825) (56,303,377)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of notes payable
        long-term debt                              6,514,988   121,077,031
     Principal payments on notes payable
         and long-term debt                      (12,285,515)  (48,230,214)
     Net proceeds from sale of common stock             --         264,676
     Other                                          (346,958)        __
         NET CASH PROVIDED BY (USED IN)
               FINANCING  ACTIVITIES              (6,117,485)   73,111,493

NET INCREASE (DECREASE) IN CASH AND
     CASH  EQUIVALENTS                             2,950,520    23,760,258

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD    34,546,166    30,755,698

CASH AND CASH EQUIVALENTS, END OF PERIOD         $37,496,686   $54,515,956

                      SUPPLEMENTAL CASH FLOW INFORMATION
CASH PAID DURING THE PERIOD FOR:
     Interest (net of amount capitalized)          $ 25,104,711 $ 6,558,224
     Income taxes (net of refunds)                  (6,382,324) (7,587,982)

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
     Property and equipment and other asset acquisitions included in accounts and construction payable and accrued
         expenses                                     1,658,604  1,225,532
     Property and equipment financed with
         long-term debt                                 946,004 46,416,570
     Gaming license acquisition financed with
        long-term debt                                     --    1,042,070
     Common stock granted to officers                 171,469      135,398
     Reclassification of long-term liabilities
         to accrued expenses                             --        250,000
     Acquisition of securities available-for-sale
        through sale of subsidiary                       --      1,198,052
      Reserve for shut down of Porto Carras              --      4,078,320

          SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.
      CASINO MAGIC CORP. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         (INFORMATION WITH RESPECT TO THE THREE AND NINE MONTHS ENDED
                  SEPTEMBER 30, 1997 AND 1996 ARE UNAUDITED)

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, RISKS AND UNCERTAINTIES:
ORGANIZATION AND BASIS OF PRESENTATION:
The consolidated financial statements include the accounts of Casino Magic Corp. and its wholly-owned subsidiaries ("the Company"). All significant intercompany accounts and transactions have been eliminated. Investments in unconsolidated affiliates are accounted for using the equity method of accounting.
The Company conducts casino gaming operations in Bay Saint Louis, Mississippi ("Casino Magic-BSL"), Biloxi, Mississippi ("Casino Magic-Biloxi"), Bossier City, Louisiana ("Casino Magic-Bossier City") and through a 51% owned subsidiary, in the Argentina Province of Neuquen in the cities of Neuquen City and San Martin de los Andes ("Casino Magic-Neuquen").
Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying unaudited condensed consolidated financial statements contain all adjustments which are, in the opinion of management, necessary for a fair statement of the results of the interim periods. The results of operations for the interim periods are not indicative of results of operations for an entire year.
It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 and Form 10-Q for March 31, 1997 and June 30, 1997.
Certain reclassifications have been made to 1996 amounts to conform with the September 30, 1997 presentation.
2. SALE OF ASSET HELD FOR SALE:
In September 1997, the Company sold the Crescent City Queen Riverboat ("Crescent City Queen")for $11.7 million, and Other Income for the period ended September 30, 1997 represented recognized gain on the sale of $1.4 million. The proceeds from the sale are restricted by the Indenture governing the $115 First Mortgage Notes issued by Casino Magic-Bossier City. The Indenture restriction requires the proceeds from the sale of the Crescent City Queen to be used for capital improvements at the Casino Magic-Bossier City facility or returned to the Indenture trustee.
3. EARNINGS PER SHARE:
In February 1997, the Financial Accounting Standards Board issued Statement No. 128 (FAS 128), "Earnings Per Share", which simplifies the computation of earnings per share. FAS 128 is effective for financial statements issued for periods ending after December 15, 1997 and requires restatement for all prior period earnings per share data presented. Basic earnings per share calculated in accordance with FAS 128 would be $0.08 for the third quarter ended
September 30, 1997 but would remain unchanged for the nine months ended September 30, 1997. Diluted earnings per share would remain unchanged $(0.06) per share for the third quarter of the nine months ended September 30, 1997, respectively. Basic and diluted earnings per share calculated in accordance with FAS 128 would remain unchanged at $(0.57) and $(0.48) per share for the third quarter of 1996 and the nine months ended September 30, 1996, respectively.

      CASINO MAGIC CORP. AND SUBSIDIARIES

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussions regarding proposed Company developments and operations included in "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" and "NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS" contain forward looking statements that involve a number of risks and uncertainties. These forward-looking statements relate to: (i) completion of a hotel in 1998 at Casino Magic-Biloxi; and (ii) the Company's ability to fund planned developments and debt service obligations over the next twelve months with currently available cash and marketable securities and with cash flow from operations. Construction projects entail significant construction risks, including, but not limited to, cost overruns, delay in receipt of governmental approvals, shortages in materials or skilled labor, labor disputes, unforeseen environmental or engineering problems, work stoppage, fire and other natural disasters, construction scheduling problems and weather interferences, any of which, if it occurred, could delay construction or result in a substantial increase in costs to the Company. The Company's ability to meet its consolidated debt obligations may be dependent upon the successful completion of the hotel at Casino Magic-Biloxi and the other planned construction projects, and the Company's future operating performance, which is itself dependent on a number of factors, such as, prevailing economic and competitive conditions, regulatory compliance, and other factors affecting the Company's operations and business, many of which are outside of the Company's control. In addition to the risks and uncertainties discussed above, other factors that could cause actual results to differ materially are detailed from time to time in the Company's reports filed with the Securities and Exchange Commission.

RESULTS OF OPERATIONS
The following table sets forth for the periods indicated certain operating information for the Company on a consolidated basis and for its existing properties. The principal operating entities are Casino Magic-BSL and Casino Magic-Biloxi, both dockside casinos operating on the Gulf Coast of Mississippi (together referred to collectiv ely as the "Casino Magic-Gulf Coast"), Casino Magic-Bossier City, a dockside casino operating on the Red River in Bossier City, Louisiana, and Casino Magic Neuquen SA, a 51% owned subsidiary of the Company, which operates gaming facilities at two casino sites in Neuquen City and San Martin de los Andes, Argentina (together referred to collectively as "Casino Magic-Neuquen"). During 1996, the Company had a 49% interest in Porto Carras Casino S.A. ("Porto Carras") which managed a casino at the Porto Carras resort approximately 60 miles south of Thessaloniki, Greece. Porto Carras was written off in September 1996 and subsequently sold for a nominal amount in December 1996. The revenues, costs and expenses of Porto Carras were not included below as Porto Carras was accounted for under the equity method of accounting.

      CASINO MAGIC CORP. AND SUBSIDIARIES

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                          THREE MONTHS       NINE MONTHS
                                     ENDED SEPTEMBER 30,  ENDED SEPTEMBER 30,
                                         1997   1996        1997    1996
                                                (Dollars in thousands)
                                                     (Unaudited)
REVENUES:
     Casino  Magic-BSL  (1)           $  22,658   21,592   68,227   63,630
     Casino Magic-Biloxi (2)             15,479   16,734   48,138   49,379
     Casino Magic-Neuquen (3)             4,608    4,215   13,392   12,141
     Casino Magic-Bossier (4)            23,750       -    68,477      -
     Corporate  and  Other  (5)(6)           -       730      -      3,614
        Total  revenues                  66,495   43,271  198,234  128,764
COST AND EXPENSES:
     Casino Magic-BSL                    17,591   16,804   54,659   49,335
     Casino  Magic-Biloxi                14,470   14,822   44,141   42,285
     Casino Magic-Neuquen                 3,038    3,065    9,424    9,361
     Casino Magic-Bossier                19,996      -     66,494      -
     Corporate and Other                  1,275    3,224    5,467   10,389
         Total  costs  and  expenses     56,370   37,915  180,185  111,370
INCOME (LOSS) FROM OPERATIONS:
     Casino Magic-BSL                     5,067    4,788   13,568   14,295
     Casino  Magic-Biloxi                 1,009    1,912    3,997    7,094
     Casino  Magic-Neuquen                1,570    1,150    3,968    2,780
     Casino Magic-Bossier                 3,754       -     1,983      -
     Corporate  and Other                (1,275)  (2,494)  (5,467)  (6,775)
        Total  income  from  operations $10,125   $5,356  $18,049  $17,394
                                        ________________  _________________
(1) Began operations September 30, 1992; expanded casino capacity December 31, 1992.
(2) Began  operations  June  5, 1993; expanded casino capacity December 16,
1993.
(3) Began operations on January 1, 1995.
(4) Began operations on October 4, 1996: completed facility on December 31,
1996.
(5) Includes management fees and royalty fees from Porto Carras which began operations May 18, 1995. Equity in earnings with respect to Porto Carras is reported as non-operating income. Casino Magic divested of Porto Carras in December 1996.
(6) Corporate and Other includes the operations of Goldiggers through June
13, 1996.

      CASINO MAGIC CORP. AND SUBSIDIARIES

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (CONTINUED):
THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1996:
Consolidated  revenues  were  $66.5  million for the third quarter of 1997, an increase of $23.2 million over the third quarter of 1996 revenues of $43.3 million. The increase in the 1997 third quarter consolidated revenues is primarily attributable to Casino Magic-Bossier City, which the Company opened in late 1996 and which accounted for $23.7 million in additional revenues. Casino Magic-Biloxi revenues declined by $1.2 million, or 7.7%, to $15.5 million in the third quarter of 1997 compared to $16.7 million in the same
period  in  1996.    Management  believes  the  decline  is  attributable  to
intensified competition in the Biloxi market, where Casino Magic-Biloxi is located, and the disruption caused by the on-going construction of a hotel at Casino Magic-Biloxi. Competitive pressures will likely continue to effect Casino Magic-Biloxi's revenues and operating margins. Although there can be no assurances, it is anticipated that revenues and operating margins will improve at such time as the Casino Magic-Biloxi hotel is completed. Competitive pressure will increase upon the opening of a competing hotel casino located in Biloxi that is scheduled to open in late 1997 or early 1998. Casino Magic-BSL revenues increased by $1.1 million or 5.0%, to $22.7 million in the third quarter of 1997 compared to $21.6 million in the third quarter of 1996. The increased revenues at Casino Magic-BSL may in part be attributable to improvements in amenities at the facility, including a golf course and improved food and beverage outlets. Casino Magic-Neuquen revenues increased $0.4 million, or 9.3%, in the third quarter of 1997 compared to the same period in 1996. This increase is associated with the continued increase in slot machine revenues due to increased popularity. Royalty and management revenues declined $0.7 million or 100% in the third quarter of 1997. The Company ceased earning such royalties and management fees when the Company divested itself of its Greek operations in December 1996.
Consolidated operating costs and expenses increased $18.5 million, or 48.8%, from $37.9 million in the third quarter of 1996, to $56.4 million in the third quarter of 1997. Of this increase, $20.0 million is related to Casino Magic-Bossier City, which opened in October 1996. Excluding the effects of Casino Magic-Bossier City, operating costs in the third quarter of 1997 decreased by $1.5 million, or 4.0%, as compared to operating costs in the third quarter of 1996. Casino Magic Corp.'s and non-operating subsidiaries' operating costs in the third quarter of 1997 declined by $2.0 million as compared to the same quarter in 1996. This decline is related to reductions in corporate overhead and developmental costs. Operating costs at Casino Magic-Gulf Coast and Casino Magic-Neuquen increased $0.5 million with no significant fluctuations in any identifiable areas between the comparable periods.
Earnings before income taxes, depreciation and amortization (EBITDA) increased $5.5 million, or 57.7%, in the third quarter of 1997 compared to the same period in 1996. The third quarter 1996 results include revenues of $0.7 million and EBITDA of $0.7 million from operations in Greece which were sold during December 1996. The remaining increase in EBITDA was the result of the following;
(i)     EBITDA contribution of $5.3 million from Casino Magic-Bossier City.

                                      8
(ii) EBITDA at Casino Magic-BSL increased to $6.6 million from $6.2 million for the 1997 period compared to 1996. The increased EBITDA is believed to be the result of an increase in revenues primarily achieved through a new golf facility which opened in February 1997 and improved food and beverage outlets.
(iii) EBITDA at Casino Magic-Biloxi for the third quarter of 1997 declined to $2.3 million compared with $3.5 million during the same period in 1996. The decline in EBITDA was primarily the result of decreased revenues, which may be primarily attributable to intensified competition in the Biloxi market and the disruption caused by the on-going construction of a hotel at Casino Magic-Biloxi.
(iv) EBITDA at Casino Magic-Neuquen increased $0.4 million in the third quarter of 1997 compared to the third quarter of 1996. This increase is the result of increased slot machine revenues.
(v) EBITDA at Casino Magic Corp. and non-operating subsidiaries increased $0.4 million in the third quarter of 1997 compared to the third quarter of 1996. This increase is related to reductions in Corporate overhead and developmental costs, which reductions exceeded the loss of royalties and management revenues.

Consolidated income from operations increased $4.7 million, or 87.0%, to $10.1 million in the third quarter of 1997 compared to $5.4 million in the third quarter of 1996. In addition to the items described above with respect to EBITDA results, depreciation and amortization increased $1.5 million as the result of the addition of the Casino Magic-Bossier City facility and decreased by $0.7 million related to the Company's divestiture of its Greek investments. Consolidated "Other (income) expense" (non-operating income and expenses) improved by $24.7 million, to a net expense of $6.7 million in the third quarter of 1997, compared to a net expense of $31.4 million in the third quarter of 1996. Approximately $27.0 million of the additional expenses in 1996 were attributable to management's decision to write off its 49% equity interest in a gaming facility in Porto Carras, Greece. Net interest expense increased by $3.4 million in the third quarter of 1997 compared to the same period in 1996. This was due to the increased debt from the issuance of the $115,000,000, 13% Louisiana First Mortgage Notes in late August 1996, and a reduction of $1.7 million in capitalized interest due to the completion of the Casino Magic-Bossier City facility and the golf course at Casino Magic-Casino Magic-BSL. Other income was increased by $1.4 million in the third quarter of 1997 compared to the same period in 1996 due to a gain on the sale of the Crescent City Queen.

      CASINO MAGIC CORP. AND SUBSIDIARIES

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (CONTINUED):
The Company's effective tax rate for the third quarter of 1997 of 0% is the result of an anticipated loss for the year ending 1997 and the allowance against the deferred tax assets. The effective tax rate for the third quarter of 1996 of (20.4%) is the result of an allowance against deferred tax assets. This allowance reduces deferred tax assets, which relate primarily to the Porto Carras write off, to their estimated realizable value.
The Company had net income of $2.7 million, or $0.07 per share in the quarter ended September 30, 1997, compared to net loss of $20.7 million, or $0.57 per share for the quarter ended September 30, 1996. The improvement in the net income for the 1997 third quarter compared to the 1996 third quarter is primarily attributable to the $26.7 million write off of Porto Carras Casino S.A. in 1996.
NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1996:
Consolidated revenues increased $69.4 million, or 54.0%, to $198.2 million in the first nine months of 1997, compared to $128.8 million in the same period of 1996. The increase in consolidated revenues in the first nine months of 1997 is primarily attributable to Casino Magic-Bossier City, which the Company opened in late 1996 and which accounted for $68.5 million in additional revenues. Casino Magic-Biloxi revenues declined by $1.2 million, or 2.5%, to $48.1 million in the first nine months of 1997, compared to $49.4 million in the same period in 1996. Management believes the decline is attributable to intensified competition in the Biloxi market, where Casino Magic-Biloxi is located, and the disruption caused by the on-going construction of a hotel at Casino Magic-Biloxi which began in December 1996. Competitive pressures will likely continue to effect Casino Magic-Biloxi's revenues and operating margins. Although there can be no assurances it is anticipated that revenues and operating margins will improve when the Casino Magic-Biloxi hotel is completed. Competitive pressure will increase upon the opening of a competing hotel casino located in Biloxi that is scheduled to open in late 1997, or early 1998. Casino Magic-BSL revenues increased by $4.6 million, or 7.2% to $68.2 million in the first nine months of 1997 compared to $63.6 million in the same period of 1996. The increased revenues at Casino Magic-BSL may in part be attributable to improvements in amenities at the facility, including a golf course and improved food and beverage outlets. Casino Magic-Neuquen revenues increased $1.3 million, or 10.7%, in the first nine months of 1997 as compared to the same period in 1996. This increase is associated with the continued increase in slot machine revenues at the casino due to increased popularity. Royalty and management revenues declined $2.9 million, or 100%, in the first nine months of 1997. The Company ceased earning such royalties and management fees when the Company divested itself of its Greek operations in December 1996.
      CASINO MAGIC CORP. AND SUBSIDIARIES

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (CONTINUED):
Consolidated operating costs and expenses increased $68.8 million, or 61.8%, from $111.4 million in the first nine months of 1996 to $180.2 million in the first nine months of 1997. Of this increase, $62.2 million is related to Casino Magic-Bossier City, which opened in October 1996. Excluding the effects of Casino Magic-Bossier City, operating costs in the first nine months of 1997 increased by $2.3 million, or 2.1%, compared to operating costs in the first nine months of 1996. Casino Magic Corp.'s and non-operating subsidiaries' operating costs in the first nine months of 1997 declined by $4.9 million as compared to the same period in 1996, in part as the result of the sale of the casino operation in South Dakota in June 1996, which resulted in a $1.2 decline in operating costs. The remainder of this decline is related to reductions in corporate overhead and developmental costs. Operating costs at Casino Magic-Gulf Coast and Casino Magic-Neuquen increased $7.2 million in the first nine months of 1997 compared to the same period in 1996. Operating costs at Casino Magic-BSL increased $5.3 million, or 10.7%, between the periods. The increases in cost were the result of the operation of the golf course, the associated depreciation and increases in promotional allowances. Operating costs at Casino Magic-Biloxi increased $1.9 million, or 4.4%, in the first nine months of 1997 compared to the same period in 1996. The increased operating cost was primarily the result of increased marketing and advertising costs of $1.9 million.
EBITDA  increased  $3.4  million,  or  11.2%, in the first nine months of 1997 compared to the same period in 1996. The first nine months 1996 results include revenues of $3.6 million and EBITDA of $2.6 million from casino operations in South Dakota and Greece which were sold during 1996. The remaining increase in EBITDA is the result of the following;
(i)     EBITDA contribution of $6.3 million from Casino Magic-Bossier City.
(ii) EBITDA at Casino Magic-BSL decreased to $18.6 million from $18.7 million for the 1997 period compared to 1996. The decreased EBITDA is the result of increases in costs associated with the operation of the golf course and increases in promotional allowances;
(iii) EBITDA at Casino Magic-Biloxi for the first nine months of 1997 declined to $8.2 million compared with $11.4 million during the same period in 1996. The decrease in EBITDA was primarily the result of decreased revenues and increased marketing, advertising and promotional costs. The decline is attributable to intensified competition in the Biloxi market, and the disruption caused by the construction of a hotel at Casino Magic-Biloxi. The increases in marketing and advertising costs are the result of attempts to stabilize revenues at Casino Magic-Biloxi.
(iv) EBITDA at Casino Magic-Neuquen increased $1.2 million in the first nine months of 1997 compared to the first nine months of 1996. This increase is the result of increased slot machine revenues.

      CASINO MAGIC CORP. AND SUBSIDIARIES

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (CONTINUED):
(v) EBITDA at Casino Magic Corp. increased $1.0 million in 1997 as compared to 1996. This increase is related to reductions in corporate overhead and developmental costs, which these reductions more than offset the loss of royalties and management revenues;
Consolidated income from operations increased $0.7 million, or 3.8%, to $18.1 million in the first nine months of 1997 compared to $17.4 million in the same period of 1996. In addition to the items described above with respect to EBITDA results, depreciation and amortization increased $4.3 million as the result of the addition of the Casino Magic-Bossier City facility and decreased by $2.1 million related to the Company's divestiture of its Greek investments. Consolidated "Other (income) expense" (non-operating income and expenses) improved $17.3 million, for the first nine month of 1997, from a net expense of $38.6 million to a net expense of $21.3 million in the comparative period of 1996. Approximately $27.0 million of the additional expense in 1996 was due to management's decision to write off its 49% equity interest in its gaming facility in Porto Carras, Greece, in the third quarter of 1996. Net interest expense increased by $11.5 million in the first nine months of 1997 compared to the same period in 1996. This was due to the increased debt from the issuance of the $115,000,000, 13% Louisiana First Mortgage Notes in late August 1996, and a reduction of $2.3 million in capitalized interest due to the completion of the Casino Magic-Bossier City facility and the golf course at Casino Magic-BSL. Other income increased by $2.8 million in the first nine months of 1997 compared to the same period in 1996 due to gains from the sales of a 49% interest in Casino Magic-Neuquen and the sale of the Crescent City Queen.
The Company's effective tax rate for the first nine months of 1997 of approximately (59.8%) is the result of anticipated losses for the year ended December 1997. The Company's effective tax rate for the first nine months of 1996 of approximately (18.1%) is the result of an allowance against deferred tax assets. This allowance reduces deferred tax assets, which relate primarily to the Porto Carras write off, to their estimated realizable value. The Company had a net loss of $2.2 million, or $0.06 per share in the current year's first nine months compared to a net loss of $17.4 million, or $0.48 per share in the 1996 period. The improvement in net income for the first nine months of 1997 would not have occurred but for the write off of the Company's investment in Porto Carras Casino S.A. in the third quarter of 1996.

      CASINO MAGIC CORP. AND SUBSIDIARIES

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

At  September  30,  1997,  the  Company  had  unrestricted cash and marketable securities  of  $26.9  million  compared  to  unrestricted cash and marketable securities of $17.6 million at December 31, 1996. At September 30, 1997, the Company had $10.6 million in restricted cash related to the sale of the Crescent City Queen (see discussion below). The Company had $17.0 million in restricted cash relating to the $115 million, 13% Louisiana First Mortgage Notes at December 31, 1996. For the nine months ended September 30, 1997, the Company generated $18.1 million of cash flow from operating activities and received $6.5 million of proceeds from the issuance of a long term note payable. During that nine months the Company spent $30.0 million for acquisitions of property, equipment and other long-term assets and reduced long term debt by $12.3 million.
Of the $30 million spent, approximately $21.3 million was expended in capital improvements at Casino Magic-Gulf Coast, and $7.4 million in capital expenditures at Casino Magic-Bossier City. The Company plans additional capital improvements at Casino Magic-Gulf Coast and Casino Magic-Bossier City, much of which is subject to cash flows generated by the Company's operations, and the availability of financing. There are no assurances that adequate funding will be available for these planned improvements.
The Company opened Casino Magic-Bossier City on October 4, 1996 using a temporary boarding facility, and on December 31, 1996, opened the permanent facility. The Company plans to construct an approximately 200-room convention hotel and related amenities, including restaurants, banquet space and a swimming pool. The construction of the hotel is expected to be funded primarily by the $11.7 million in proceeds received from the sale of the Crescent City Queen and the future operating cash flow of Casino
Magic-Bossier City. No assurances can be given that the proceeds from the sale of the Crescent City Queen and the cash flow from the operations of Casino Magic-Bossier City will be sufficient to complete such hotel and related facilities or that these improvements will ever be developed.
The Company is currently constructing a hotel tower at Casino Magic-Biloxi above the eight-story parking garage adjacent to the casino. The hotel will consist of approximately 378 rooms, including 86 suites, and will include a swimming pool and conference space. Completion is estimated for 1998. The hotel construction costs are being funded solely out of the cash flow of Casino Magic-BSL and Casino Magic-Biloxi, and any lack of cash flow from operations in the future may delay or prevent completion of the hotel as

      CASINO MAGIC CORP. AND SUBSIDIARIES

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED):
planned.    The  Company  has obtained a commitment for debt financing of furniture, fixtures and equipment for the Casino Magic-Biloxi hotel in the amount of $6.5 million.
Under the terms of the Indenture associated with the $135,000,000 First Mortgage Notes, Casino Magic Corp., Mardi Gras Casino Corp., Biloxi Casino Corp. and Casino Magic Finance Corp. have certain restrictions relative to additional borrowings and guarantees. Jefferson Casino Corp and Casino Magic of Louisiana, Corp. have certain restrictions relative to additional borrowings and cash flow under the terms of the Louisiana Indenture associated with the $115,000,000 First Mortgage Notes.
The Company commenced operations in 1995 outside the United States becoming subject to certain risks including foreign currency exchange, repatriation of earnings and profits, and adverse foreign tax treatment. In addition, the Company will incur the general business risk associated with operating in foreign county where culture and business practices may vary significantly from that in the United States. Such risks could have a material impact on the operating results and liquidity of the Company.
The Company will have a significant need for cash in 1997 and beyond in order to continue its planned development of its existing properties. The Company believes that cash and marketable securities at September 30, 1997, and cash flows from operations will be sufficient to service its operating and debt service requirements, including the completion of the hotel at Casino Magic-Biloxi, through at least the next twelve months, but are not anticipated to be sufficient to complete the Casino Magic-Bossier City Hotel or engage in any other development activities without additional debt or equity financing. There are no assurances that adequate funding will be available for these planned investments at Casino Magic-Biloxi or Casino Magic-Bossier City.

      CASINO MAGIC CORP. AND SUBSIDIARIES

                        PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Reference is made to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 and Form 10-Q for the six month period ended June 30, 1997 on file with the Securities and Exchange Commission. During the quarter ended September 30, 1997, the Company was not a party to any newly instituted legal proceedings and there were no material developments during such period with respect to existing legal proceedings.

ITEM 2.  CHANGES IN SECURITIES

On September 16, 1997, 18,750 shares of the Company's common stock were issued and sold to five employees of the Company as the result of common stock grants which had previously vested. The shares were issued in consideration for services valued at an aggregate of $100,316. The shares were sold under the exemption from registration provided under Section 4 (2) of the Securities Act of 1933,as amended.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

     None
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

     None.

ITEM 5. OTHER INFORMATION

None.
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)     Exhibits
10.1 Purchase agreement for the sale of a 49% interest in Casino Magic Neuquen S.A.
10.2     Purchase agreement for the sale of the Crescent City Queen Riverboat.
27.     Financial Data Schedule (filed electronically only).
__________


(b)     Reports on Form 8-K:

     None

      SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CASINO MAGIC CORP.
Registrant


Date:   NOVEMBER 12, 1997     /S/ JAMES E. ERNST
     JAMES E. ERNST, PRESIDENT
     AND CHIEF EXECUTIVE OFFICER


Date:    NOVEMBER 12, 1997     /S/ JAY S. OSMAN
     JAY S. OSMAN, CHIEF FINANCIAL OFFICER AND TREASURER (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)

                                 CASINO MAGIC CORP

     QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED SEPTEMBER 30, 1997

     INDEX TO EXHIBITS
Exhibit                         Number
                         Page

10.1 Purchase agreement for the sale of a 49% interest in Casino Magic Neuquen S.A.
10.2     Purchase agreement for the sale of the Crescent City Queen Riverboat.
27     Financial Data Schedule (filed electronically only).