Form 10-K
period 1997-12-31
CASINO MAGIC CORP
filed 1998-03-31
CIK 891105

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

XAnnual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For Fiscal Year Ended December 31, 1997 or Transition Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the transition period from ___ to ___ Commission File No. 0-20712.

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

      Registrant's telephone number, including area code: (601) 467-9257

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant was $57,911,544 as of March 25, 1998. As of the close of business March 25, 1998, there were 35,722,124 shares of the Registrant's common stock outstanding.

DOCUMENTS  INCORPORATED  BY  REFERENCE

The  following  documents  are  incorporated  herein  by  reference:

The discussions under the sections captioned ELECTION OF DIRECTORS," "EXECUTIVE COMPENSATION," "CERTAIN TRANSACTIONS" and "PRINCIPAL SHAREHOLDERS" to be included in the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission and delivered to the Registrant's shareholders pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, with respect to the 1998 annual meeting of shareholders of the Registrant are incorporated herein in response to Items 10, 11, 12 and 13 of Part III hereof, respectively.

                                     INDEX
     Page
                                    PART I
Item  1.          -  BUSINESS          1
Item  2.          -  PROPERTIES          12
Item  3.          -  LEGAL  PROCEEDINGS          15
Item  4.          - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS     16
                                    PART II
Item  5.          -  MARKET  FOR  REGISTRANT'S  COMMON  EQUITY  AND  RELATED
     STOCKHOLDER  MATTERS          16
Item  6.          -  SELECTED  FINANCIAL  DATA          17
Item  7.          -  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
     CONDITION  AND  RESULTS  OF  OPERATIONS          18
Item  8.          -  FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA        23
Item  9.          -  CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS
     ON  ACCOUNTING  AND  FINANCIAL  DISCLOSURE          23
                                   PART III
Items  10,  11,  12 and 13 ARE INCORPORATED BY REFERENCE TO THE COMPANY'S 1997
     DEFINITIVE  PROXY  STATEMENT          23
                                    PART IV
Item  14          -  EXHIBITS,  FINANCIAL  STATEMENT SCHEDULES, AND REPORTS ON
     FORM  8-K          23
CONSOLIDATED  FINANCIAL  STATEMENTS          F-1
EXHIBITS

                                    PART I.
ITEM  1.          BUSINESS
GENERAL
Casino Magic Corp., through its wholly owned subsidiaries, owns and operates two dockside casinos on the Mississippi Gulf Coast in Bay Saint Louis and Biloxi, Mississippi, and one dockside casino in Bossier City, Louisiana. In addition to its United States operations, Casino Magic Corp. operates and has a 51% ownership in two casinos in Neuqu n and San Martin de los Andes, Argentina.
The following is a tabulation of the Company's operating casino properties at December 31, 1997:



                   Date     Casino
                 Commenced  Square     Slot    Table  Hotel
Property         Business   Footage  Machines  Games  Rooms
---------------  ---------  -------  --------  -----  ------
Bay Saint Louis       9/92   39,500     1,115     43    201
Biloxi                6/93   47,700     1,196     36  387(1)
Bossier City         10/96   30,000     1,004     40     --
Argentina             1/95   29,500       473     56     --
                            -------  --------  -----  ------
Total                       146,700     3,788    175    588
                            =======  ========  =====  ======

(1) A 387 room hotel at the Company's gaming casino in Biloxi is scheduled to open during the second quarter of 1998.


Unless the context requires otherwise, reference in this Annual Report to the "Company" means Casino Magic Corp. and its relevant subsidiaries, and reference to "Casino Magic" means Casino Magic Corp. Casino Magic was incorporated under the laws of the State of Minnesota on April 17, 1992. The Company's principal executive and administrative offices are located at 711 Casino Magic Drive, Bay Saint Louis, Mississippi 39520. The Company's telephone number is (228) 467-9257.
INDUSTRY  BACKGROUND
Until approximately 1988, legalized casino gaming in the United States was restricted substantially to the State of Nevada and the City of Atlantic City, New Jersey. Since then, legalized casino gaming has significantly expanded
throughout  the  United  States.    Numerous  states  have  legalized  either
land-based, riverboat or dockside gaming, sponsor lotteries, and sponsor the use of video poker, video blackjack, or video lottery machines in connection with their lotteries. In addition, since the passage of 1988 Indian Gaming Regulatory Act, a significant number of North American Indian tribes have established gaming on Indian reservations. The expansion of gaming has also occurred in countries other than the United States. Numerous countries, including Argentina, have either adopted laws which permit gaming, or expanded such legislation to allow private enterprises to operate casinos.
Riverboat gaming is conducted on vessels which by law are required to leave their mooring and cruise during gaming operations. The laws generally require cruises to be of a certain duration, and will permit dockside gaming shortly preceding and following the cruise period. While dockside gaming must be conducted on a vessel in a body of water, the vessel is not required to leave its moorings, and customers may come and go at will. Dockside gaming was authorized in Mississippi in June 1990, but gaming operations did not commence until August 1992. Riverboat and dockside gaming was legalized in Louisiana in 1991, but gaming operations did not begin until September 1993. Some states limit the amount that a gaming customer may bet or lose, which is referred to as "limited stakes gaming," and prohibit the issuance of house credit. The gaming laws of Mississippi and Louisiana permit 24-hour unlimited stakes gaming, and permit the issuance of house credit.
FINANCIAL  INFORMATION  REGARDING  Casinos
See "Item 6.-SELECTED FINANCIAL DATA," and the Consolidated Statements of Operations, page F-3 in the 1997 Financial Statements.
OPERATIONS
THE  BAY  SAINT  LOUIS  CASINO
The casino in Bay Saint Louis, Mississippi (referred to herein as "Casino Magic-BSL") commenced operations on September 30, 1992, as the first dockside casino in Mississippi to operate on a barge rather than a traditional riverboat. The casino is located in a 17-acre marina that is part of a
590-acre  Company-owned  site  located  1.5  miles  north  of  U.S.

Highway 90, approximately nine miles south of Interstate 10, and approximately 51 miles east of New Orleans, Louisiana. Casino Magic-BSL has approximately 39,500 square feet of gaming space on two levels offering 1,115 slot machines, 43 table games, poker and live keno. Amenities within the facility include a 22,500 square foot entertainment and conference barge, a 330-seat buffet restaurant, a themed steak and seafood restaurant, an express food counter, four bars, a gift shop, a lounge area, a customer service center and office space. The Company owns and operates the 201-room "Casino Magic Inn" at Casino Magic-BSL, which includes 24 suites, banquet and meeting space, and an outdoor swimming pool with Jacuzzi. Included at the Casino Magic-BSL complex is a 97-space recreational vehicle park, child entertainment center, and an 18-hole Arnold Palmer designed Championship Golf Course, which includes a clubhouse, a pro-shop, a casual dining restaurant, and hosts an Arnold Palmer
Golf  Academy.    (See  Item  2  -  Property).
THE  BILOXI  CASINO
The Company's casino in Biloxi, Mississippi (referred herein as "Casino Magic-Biloxi") is located on the Gulf Coast south of and adjacent to U.S. Highway 90 in the middle of a four-casino strip. Biloxi is approximately 54 miles west of Mobile, Alabama and 27 miles east of Bay Saint Louis, Mississippi. Casino Magic-Biloxi, which opened in June 1993, contains a 47,700 square feet, gaming space on two levels. The casino offers 1,196 slot machines and 36 table games. Amenities include a 360-seat buffet, a themed steak and seafood restaurant, a McDonald's restaurant operated by a franchisee unaffiliated with the Company, two bars, a lounge and entertainment area, a customer service center, a gift shop and office space.
 Construction of a 378-room hotel on top of the existing eight story-parking garage at Casino Magic-Biloxi is substantially completed. The hotel is expected to open in the second quarter of 1998 and will have amenities such as a health spa, beauty salon, swimming pool, and conference space and will include 86 suites. Although the Company has taken steps to minimize the potential construction disruption on its existing operations at Casino Magic-Biloxi during the hotel construction, some disruption has occurred and will continue to occur. Prior to the opening of the hotel, it is anticipated that Casino Magic-Biloxi will add approximately 200 employees to serve hotel guests and an anticipated increase in casino operations. (See Item 2 - Property).
THE  BOSSIER  CITY  CASINO
The Company's dockside casino at Bossier City, Louisiana (referred to herein as "Casino Magic-Bossier City"), is located on 23 acres of land on the Red
River,  and  is within one mile of Interstate 20.  Bossier City is immediately across the Red River from Shreveport, Louisiana and approximately 180-miles east of the Dallas/Fort Worth.
The Company opened Casino Magic-Bossier City on October 4, 1996 using a temporary boarding facility, and on December 31, 1996, opened the permanent land based pavilion. The facility includes a 30,000 square feet floating dockside casino, a 37,000 square feet entertainment, food and beverage pavilion, a four story 1,500 space parking garage, and surface parking for 400 cars. The Company has completed the architectural and engineering plans and has broken ground for the construction of a 188-room hotel and the expansion of the pavilion area. The expanded pavilion and the hotel are planned to include a themed steak and seafood restaurant, a bar and a swimming pool. The development and construction of these improvements are largely dependent upon the $11.7 million in proceeds from the sale of the Crescent City Riverboat and future operating cash flow of Casino Magic-Bossier City. There are no assurances that the proceeds from the sale of the Crescent City Riverboat and the cash flow from the operations of Casino Magic-Bossier City will be sufficient to complete the planned projects. (See Item 2 - Property). CASINO MAGIC-NORTH DAKOTA
The Company, through a wholly-owned subsidiary, entered into a consulting agreement with the Sisseton-Wahpeton Dakota Nation ("Sisseton") to provide consulting services to Sisseton concerning the operation of a casino facility on Tribal land located adjacent to Interstate 29, 75 miles north of Fargo, North Dakota. The Company began providing these services in November 1996 after the opening of a temporary casino facility. Sisseton terminated this consulting agreement in January 1998.
INTERNATIONAL  OPERATIONS.
The  Company  has  in  the  past  pursued  the management and the operation of casinos and related entertainment facilities outside of the United States. With the shift of the Company's focus to domestic operation, the Company does not
                                       2
anticipate pursuing similar arrangements in the foreseeable future. The following is a summary of the Company's current and recently terminated international operations.
CASINO  MAGIC-ARGENTINA
In December 1994, the Company, acquired a twelve year concession agreement to operate two casinos in the Argentine Province of Neuquen (referred herein as "Casino Magic-Neuquen"). Through its subsidiary, Casino Magic Neuquen S.A., the Company began gaming operations in the Argentine cities of Neuquen and San Mart n de los Andes on January 1, 1995. The larger of the two casinos is located in the city of Neuquen, and has approximately 27,000 square feet of gaming space and contains 40 table games, 398 slot machines and a 384-seat bingo facility. The smaller casino in San Martin de los Andes, a resort town approximately 200 miles southwest of the city of Neuquen has approximately 2,500 square feet of gaming space, 75 slot machines and 16 table games. Prior to December 1994, the Neuquen provincial government operated the two casinos. (See Item 2 - Property).
On June 1, 1997 the Company sold a 49% interest in Casino Magic Neuquen S.A., to Crown Casino Corp. for $7.0 million. The Company has retained a controlling interest in Casino Magic Neuquen S.A. and manages its two casinos Argentina for a fee equal to two percent of Casino Magic Neuquen S.A.'s gross revenues.
FUTURE  DEVELOPMENT
INDIANA
Casino Magic, through its wholly owned subsidiary, Crawford County Casino, Corp. ("Indiana Corp.") is one of two applicants for the tenth gaming license expected to be issued in the State of Indiana. If successful in obtaining this gaming license, the Company has entered into an option agreement to sell to Harrah's Operating Company the common stock of Indiana Corp. which owns options on a site located in Crawford County, Indiana, on the Ohio River for approximately $5.0 million. The option expires in January 2001. The Company is not optimistic, and can give no assurances that a gaming license will be obtained for its site in Indiana.
NEW  HAMPSHIRE
In May 1995, the Company entered into an agreement with Lakes Regional Greyhound Park ("LRGP"). Under the terms of the Agreement, the parties intend to form an entity to pursue a gaming development at LRGP's pari-mutuel track in Belmont, New Hampshire, if gaming is legalized in New Hampshire. The
Company and LRGP will equally own the entity, and the Company will manage gaming operations. Under the agreement with LRGP, the Company is obligated to provide up to $4 million in funding, $3 million of which is subject to certain contingencies including the passage of legislation permitting gaming at racetracks in New Hampshire. There is no assurance that the Company will have the funds to pursue such gaming opportunity or that New Hampshire will approve such gaming.
OTHER
The Company has purchased land and acquired options to lease land in states that have not legalized gaming activities. The costs of the options are fully reserved on the Company's financial statements and the carry value of purchased land represents non-gaming values.
PROPOSED  MERGER
On February 19, 1998, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Hollywood Park, Inc. ("Hollywood"), and Acquisition II, Inc. ("HP") a wholly-owned subsidiary of Hollywood. Under the Merger Agreement, the Company has agreed, subject to approval of the Company's shareholders, to merge (the "Merger") with HP. Upon such Merger, the Company shall be the surviving entity and will become a wholly-owned subsidiary of Hollywood. The separate existence of HP will then cease. Upon the Merger, the shareholders of the Company will be entitled to receive $2.27 for each share of the Company's stock held. All shareholders of the Company will be entitled to dissent from the Merger in accordance with the provisions of Minnesota law.
The Merger is subject to the approval of the Company's shareholders prior to October 31, 1998, and to the approval of the Mississippi Gaming Commission, the Nevada Gaming Commission, and the Louisiana Gaming Control Board. The Merger is also contingent upon other matters, including a requirement that neither the Company nor Hollywood has materially breached any warranty, representation or covenant contained in the Merger Agreement prior to the time of the
                                       3

Merger. If the Merger Agreement is terminated for certain reasons, including a voluntary termination by the Company should the Board of Directors of the Company determine to accept a proposal of another party to merge with or acquire the Company on terms which it believes to be superior to those contained in the Merger Agreement, the Company will be required to pay Hollywood $3,500,000.
The Merger Agreement restricts the ability of the Company to engage in certain transactions prior to the time of the Merger, except those which are in the ordinary course of business consistent with past practice, unless the Company obtains the consent of Hollywood, which consent may not be unreasonably withheld. These provisions, among other things, preclude the Company from issuing any additional capital stock or options to purchase capital stock, entering into employment agreements, increasing the benefits payable under existing severance or termination pay policies or agreements, increasing compensation to directors or employees, declaring dividends, redeeming capital stock, adopting or terminating any employee benefit plan, and doing other things which are not in the ordinary course of business. The Merger Agreement also imposes limits on the capital expenditures and borrowing which the Company may effect, which are not inconsistent with the Company's current plans.
There is no assurance that all the necessary approvals for the Merger will be obtained, or that the Merger will be consummated as proposed.
MARKETS
CASINO  MAGIC-BSL  AND  CASINO  MAGIC-BILOXI  MARKETS
Casino Magic-BSL and Casino Magic-Biloxi are two of the twelve casinos in operation in the Mississippi Gulf Coast market. A majority of the customers of these two casinos reside within 150 miles of the two sites. This primary market area includes a population of an estimated 4.5 million residents. New Orleans, Louisiana is approximately 51 miles west of Casino Magic-BSL, and Mobile, Alabama is approximately 54 miles east of Casino Magic-Biloxi. Previously, the market range was limited due to the lack of overnight, on-site accommodations on the Mississippi Gulf Coast. The opening of the 201-room Casino Magic Inn at Casino Magic-BSL has allowed the Company to expand its market range beyond the traditional 150-mile range. With the completion of the golf course in Casino Magic-BSL (opened February 19, 1997) and the anticipated completion in the second quarter of 1998 of the Casino Magic-Biloxi hotel, the Company expects to draw additional visitors from areas outside the 150-mile radius.
The major market for Casino Magic-BSL is the greater New Orleans, Louisiana metropolitan area where over 1.5 million adults reside. In addition to local residents, Casino Magic-Biloxi attracts customers from Mobile, Alabama, and Pensacola, Florida. The Mobile-Pensacola region is home to over 1,000,000
adults.    Mobile  and  the  Florida  Panhandle area account for a significant
portion  of  Casino  Magic-Biloxi's  customers.    In  addition,  Casino
Magic-Biloxi's location in the middle of the Biloxi Strip better enables it to attract customers from surrounding casinos. Local gaming industry marketing surveys have indicated the typical non-resident gaming customer visits an average of three casinos.
CASINO  MAGIC-BOSSIER  CITY  MARKET
Casino Magic-Bossier City is one of our four casinos operating in the Shreveport/Bossier City, Louisiana metropolitan area. Casino Magic-Bossier City's primary market is the 6.8 million adults residing within 200 miles of Bossier City, including persons residing in the Dallas-Forth Worth area which is located approximately 180 miles west of Casino Magic-Bossier City. Casino Magic-Bossier City's location provides customers from the Dallas-Fort Worth market direct access from Interstate Highway 20, the major east-west artery connecting Dallas-Fort Worth to Bossier City. Other cities within 200 miles of Casino Magic-Bossier City include Longview and Tyler, Texas and Monroe, Louisiana.
MARKETING
The Company's marketing programs consist of a variety of advertising, direct mail and promotional programs intended to encourage more repeat visits to the Company's facilities. These marketing efforts utilize a wide variety of media including television, radio, newspaper, and outdoor along with direct mail advertising of its Magic Money Player's Club, special promotions, events and entertainment, and a motor coach program. The Company believes that the Magic Money Player's Club is the most important marketing tool utilized by the Company. Similar to a frequent flier airline card or cash back credit card, it promotes customer loyalty and frequent use. Player's Club members can be targeted for direct-mail offers and promotions, along with information on upcoming events, entertainment schedules, current membership incentives and photos of recent winning patrons. The Magic Money Player's Club also provides benefits to
                                       4
the customer such as cash rewards, club perquisites and a sense of belonging. Because gaming members earn points that are redeemable for cash, the Magic Money Player's Club provides an effective way to give back to loyal customers a portion of their play. The reward levels are viewed as goals for the member and therefore increase length of stay and frequency of visits. Active members with high play levels are also rewarded with complimentary entertainment and event tickets as well as free dining and lodging. Since other competing casinos have similar "clubs", the perceived quality of such clubs is an important marketing factor.
All three domestic properties actively promote motorcoach group package programs. Intended to maintain customer volume during traditionally non-peak times, bus programs originate at locations 50 to 250 miles from the properties, are completed in one day, and are generally organized by one of the participants. Professional tour operators also organize bus trips which originate at locations more than 250 miles from the Casinos. These motorcoach groups will typically spend one or more nights away from home. CASINO MAGIC-ARGENTINA
The two casinos comprising Casino Magic-Neuquen are in the Province of Neuquen located in west central Argentina. The population within a 150-miles radius of those two cities is approximately 900,000. The cities of Neuquen and San Mart n de los Andes are located near a number of Argentine tourist attractions including national parks, ski resorts and a wide variety of outdoor activities. The two cities have a combined total of more than 5,000 hotel rooms.
SEASONALITY
The Company's current gaming operations on the Mississippi Gulf Coast and in Bossier City, Louisiana are subject to seasonal variation. Gaming revenues typically decline during the third and fourth quarters of the year. The operations of Casino Magic-Argentina, also experience similar seasonal variation due to reliance on tourism.
COMPETITION
GENERAL
The  Company 's  casinos  on  the Mississippi Gulf Coast and in Bossier City,
Louisiana have experienced intense competition. Many of the Company's competitors have greater amenities, name recognition, marketing capabilities and financial resources. In attempting to attract customers to its casinos, the Company faces, or may face, increasing competition from new casinos developed on the Mississippi Gulf Coast, in Northwest Louisiana and in surrounding market areas, and from established gaming centers such as those in Nevada and Atlantic City, New Jersey. The Company also faces competition from other forms of lawful gaming, such as state-sponsored lotteries and video lottery terminals, pari-mutuel betting on horse and dog racing, and bingo parlors as well as from other forms of entertainment. It is possible that increased competition could have a material adverse effect on the Company. CASINO MAGIC-BSL AND CASINO MAGIC-BILOXI
The Company's current Mississippi operations compete primarily with ten other dockside gaming casinos on the Mississippi Gulf Coast. Eight competing facilities are located in Biloxi and two are located in Gulfport, approximately 10 miles from Biloxi and 15 miles from Bay Saint Louis. In addition, the Company believes that many of its competitors will add or enhance their existing amenities and competitors will enter the Mississippi Gulf Coast market. Intense competition on the Mississippi Gulf Coast has contributed to the closing of two gaming facilities, and two casino operators reorganizing under bankruptcy protection. Mississippi law does not limit the number of gaming licenses that may be granted. Any increase in the number of gaming facilities along the Mississippi Gulf Coast and surrounding areas could have a material adverse effect on the Company.
The Company's management believes that Casino Magic-Biloxi should be more competitive after the 387 room hotel opens in the second quarter of 1998. However, Casino Magic-Biloxi is faced with additional competition from the Imperial Palace, which opened in January 1998. While results of operations to Casino Magic-Biloxi have remained slightly ahead of last year since the opening of Imperial Palace, the full impact of such competition may not yet have been experienced. At the beginning of 1999, Mirage Resorts, Inc. plans to open the Beau Rivage casino in Biloxi. It is likely that the opening of the Imperial Palace and Beau Rivage casinos will add more competitive pressure to the Biloxi area. Since the Biloxi market is not expected to grow at the same rate as the added gaming positions, Casino Magic-
                                       5

Biloxi  may  ultimately  experience  a  loss  of revenues until the market for gaming in Biloxi grows to meet the added gaming positions, if ever. Casino Magic-BSL's principal market is the local population and suburban areas of New Orleans. The establishment of a land-based casino in New Orleans in the future could have an adverse effect on Casino Magic-BSL, although the Company does not believe that it will be materially adverse to the Casino Magic-BSL operations. The opening of the Imperial Palace in Biloxi in January 1998, and the Beau Rivage casino scheduled to open in 1999 in Biloxi, could also have a material adverse affect on Casino Magic-BSL revenues. However, while the Bay Saint Louis and Biloxi markets overlap, the Company does not believe that the competitive impact of the opening of the Imperial Palace and Beau Rivage casinos will be material on operations of Casino Magic-BSL. Circus Circus, Inc. is planning to develop a casino on the north shore of the Bay of Saint Louis (the Company's casino barge is on the south shore of the
Bay of Saint Louis) approximately 15 minutes off of Interstate 10. If established, access to the Circus Circus casino will be quicker and easier for customers to access from the Intersate. The development of a casino or casinos on the north shore of the Bay of Saint Louis will, in all likelihood, adversely impact the revenues of Casino Magic-BSL. To attempt to offset this potential competition, the Company believes it must develop its Bay Saint Louis properties as a destination resort, with a first class hotel and other amenities, to compliment its casino and Arnold Palmer Championship Golf Course. The capital necessary to accomplish this development is not currently available.
CASINO  MAGIC-BOSSIER  CITY
Thirteen of the fifteen available riverboat gaming licenses are currently operating in Louisiana, all of which except for Casino Magic-Bossier City, have opened since September 1993. Of these thirteen riverboat casinos, four are currently licensed and operate in the Bossier City/Shreveport market and offer substantially similar gaming facilities. Casino Magic-Bossier City faces competition from those existing operations, particularly to the extent that they add to or enhance existing amenities. For example, Binion's Horseshoe Casino has completed construction of a 606-room all suites hotel at its riverboat casino location in Bossier City. In addition, Horseshoe Casino has replaced its original casino riverboat with a new riverboat that offers significantly expanded gaming and non-gaming areas. This expanded riverboat in conjunction with the new hotel gives Horseshoe casino a significant advantage in the Bossier City/Shreveport market. Another casino operator in the area has begun construction of an onsite hotel.
In June 1997, the Louisiana legislature passed a bill which would allow racetracks in Saint Landry, Calcasieu and Bossier parishes to install slot machines, subject to approval in local referendums. In the future each affected parish is expected to hold a referendum on approving the expansion of gaming within the parish. If 66% or more of the votes are in favor, the racetracks within the parish would be permitted to seek to locate slot machines to the facilities.
TEXAS  AND  ALABAMA  LEGALIZATION  RISKS
Casino gaming is currently prohibited in several jurisdictions adjacent to Louisiana and Mississippi. As a result, residents of these jurisdictions, principally Texas and Alabama, comprise a significant portion of the customers of Casino Magic-BSL, Casino Magic-Biloxi and Casino Magic-Bossier City. Although casino gaming is not currently permitted in Texas and the Texas Attorney General has issued an opinion that gaming in Texas would require an amendment to the Texas Constitution, the Texas Legislature has considered various proposals to authorize casino gaming. The legalization of casino gaming in Texas and the opening of one or more casinos in the Dallas/Fort Worth area, which is a major market for Bossier City/Shreveport gaming operations, would have a material adverse effect on Casino Magic-Bossier City operations.
Casino gaming is currently illegal in Alabama due to a constitutional prohibition against lotteries. Several attempts have been made to pass a resolution of the Alabama Legislature providing for a statewide referendum on the repeal of the pertinent section of the Alabama Constitution prohibiting lotteries (and thereby gaming). Currently Alabama allows pari-mutuel wagering and limited charitable bingo exist within the state. The legalization of casino gaming in Alabama would have a material adverse effect on the Company's Mississippi operations, particularly Casino Magic-Biloxi, both because the Mobile metropolitan area is a major market for the Company's Casino Magic-Biloxi operation and because a substantial portion of the Company's customers are residents of areas east of Mobile including Florida and Georgia.
                                       6

ARGENTINA
The Company's two casinos in the Province of Neuquen, Argentina, located in the cities of Neuqu n and San Martin de los Andes are currently the only operating casinos in the Province of Neuqu n. There are, however, 44 government-operated casino operations throughout the country, including a casino in Chipolletti, across the Rio Negro River from the City of Neuquen in Rio Negro Province and a casino in Rio Negro Province approximately 30 miles southeast of the city of Neuqu n.
GOVERNMENT  REGULATION
UNITED  STATES
The ownership and operation of a casino gaming business within the United States and other jurisdictions in which the Company operates are subject to extensive and complex governmental regulation and control under federal, state or local laws and regulations. These laws and regulations are subject to change including the repeal of laws which permit gaming. The Company and certain of its officers, directors, key employees, shareholders and other affiliates ("Regulated Persons") are subject to strict legal and regulatory requirements, including mandatory licensing and approval requirements, suitability requirements, and ongoing regulatory oversight with respect to such gaming operations. Such legal and regulatory requirements and oversight will be administered and exercised by the relevant regulatory agency or agencies in each jurisdiction.
The Company and the Regulated Persons will need to satisfy the licensing, approval and suitability requirements of each jurisdiction in which the Company seeks to become involved in gaming operations. Such requirements vary from jurisdiction to jurisdiction, but generally concern the responsibility, financial stability and character of the owners and managers of gaming operations, as well as persons financially interested or involved in operations. In general, the procedures for gaming licensing, approval and findings of suitability require that the Company and each Regulated Person to submit detailed background and financial information and that the Company demonstrate that the proposed gaming operation has adequate financial resources generated from suitable sources and adequate procedures to comply with the operating controls and requirements imposed by law and regulation in each jurisdiction. This submission is normally followed by a thorough investigation by the regulatory authorities. An application for any gaming license, approval or finding of suitability may be denied for any cause that the regulatory authorities deem reasonable. There can be no assurance that the Company or the Regulated Persons will obtain or maintain all of the necessary licenses, approvals and findings of suitability to permit the Company to continue its development plans. Once a license or approval is obtained, the Company will be required to periodically submit detailed financial and operating reports to regulatory authorities. Such licenses and approvals may be subject to periodic renewal and generally are not transferable. The regulatory authorities may at any time revoke, suspend, condition, limit or restrict a license, approval, or finding of suitability for any cause they deem reasonable. Fines for violations may be levied against the holder of a license and in some jurisdictions gaming operation revenues can be forfeited to the state under certain circumstances. The laws, regulations and procedures pertaining to gaming are subject to the interpretation of the regulatory authorities and may be amended. Any changes in such laws or regulations, or their current interpretations, could have a material adverse effect on the Company.
MISSISSIPPI  GAMING  REGULATIONS
In 1990, the State of Mississippi legalized dockside casino gaming for counties along the Mississippi River and the Gulf Coast. The legislation gave each of those counties the opportunity to hold a referendum on whether to allow dockside casino gaming within its boundaries. Mississippi law permits gaming licensees to offer unlimited stakes gaming on a 24-hour basis. The law does not restrict the amount or percentage of space on a vessel that may be utilized for gaming. The legislation also does not limit the number of licenses that the Mississippi Gaming Commission (the "Mississippi Commission") can grant a particular area and does not impose different conditions on different licensees.
The ownership and operation of casino gaming facilities in Mississippi are subject to extensive state and local regulation. The Company, through its subsidiaries, holds licenses for Casino Magic-Biloxi and Casino Magic-BSL under the Mississippi Gaming Control Act (the "Mississippi Act"). Each license is site specific. The Company's current and proposed gaming operations are subject to the licensing and regulatory control of the Mississippi Commission and various federal, state, county and city regulatory agencies. The Mississippi Commission adopted regulations in furtherance of the Mississippi Act. These regulations have been amended from time to time since that date.

Each of the directors, officers and certain key employees of the Company who are actively and directly engaged in the administration or supervision of gaming, or who have any other significant influence on the activities of the Company, must be found suitable therefor and may be required to be licensed by the Mississippi Commission. In practice, a finding of suitability of an individual is considered the same as licensing that individual. The finding of suitability requires submission of detailed personal financial information followed by a thorough investigation. Although certain current members of the Company's management have been found suitable in connection with the licensing of the Casino Magic-Biloxi and Casino Magic-BSL, there can be no assurance that additional key personnel or management persons who may be recruited from time to time by the Company will be found suitable by the Mississippi Commission, if the Mississippi Commission were to find a director, officer or key employee unsuitable for licensing or unsuitable to continue having a relationship with the Company, the Company would have to suspend, dismiss and sever all relationships with such person. The Company would have similar obligations with regard to any person who refuses to file appropriate applications. Each gaming employee must obtain a work permit. The Mississippi Commission may refuse to issue a work permit to a gaming employee for various grounds enumerated in the Mississippi Act, including if the employee has committed larceny, embezzlement or any crime of moral turpitude, or knowingly violated the Mississippi Act or Mississippi regulations, or for any other reasonable cause. Denial of a work permit is mandatory if the applicant has committed, attempted or conspired to commit a felony. The licenses obtained by the Company have terms of two years and are not transferable. New licenses must be obtained at the end of each two-year period. There can be no assurance that new licenses can be obtained. The Mississippi Commission has the power to deny, limit, condition, revoke and suspend any license, finding of suitability or registration, and to fine any person as it deems reasonable and in the public interest, subject to an opportunity for a hearing. The Mississippi Commission may fine any licensee or other person who is subject to the Mississippi Act up to $100,000 for each violation of the Mississippi Act, which is the subject of an initial complaint, and up to $250,000 for each such violation which is the subject of any subsequent complaint. The Mississippi Act provides for judicial review of certain decisions of the Mississippi Commission by petition to a Mississippi circuit court, but the filing of such petition does not necessarily stay any such action taken by the Mississippi Commission pending a decision by the circuit court.
Any individual who is found to have a material relationship to, or material involvement with, the Company or, in the discretion of the Gaming Commission, any other person associated with a gaming establishment of the Company, may be required to be investigated in order to be found suitable or to be licensed as a business associate of the Company. Key employees, controlling persons or others who exercise significant influence upon the management or affairs of the Company may also be deemed to have such a relationship or involvement. The Mississippi Act requires that owners of more than 10% of the Company's voting securities be found suitable by the Mississippi Commission. The statutes and regulations also give the Mississippi Commission the discretion to require a suitability finding with respect to anyone who acquires any security of the Company regardless of the percentage of ownership. The current policy of the Mississippi Commission is to require anyone acquiring 5% or more of any voting securities to be found suitable. If the owner of voting securities who is required to be found suitable is a corporation, partnership or trust, it must submit detailed business and financial information including a list of beneficial owners. The applicant is required to pay all costs of investigation.
Any owner of voting securities who is found unsuitable and who holds, directly or indirectly, any beneficial ownership of equity interests in the Company beyond such period of time as may be prescribed by the Mississippi Commission may be guilty of a misdemeanor. Additionally, any person who fails or refuses to apply for a finding of suitability or a license within 30 days after being ordered to do so by such Commission may be found unsuitable. The Company is subject to disciplinary action if, after it receives notice that a person is unsuitable to have any relationship with it, the Company (i) pays the unsuitable person any distributions or interest upon any securities of the Company or any payments or distribution of any kind whatsoever, (ii) recognizes the exercise, directly or indirectly, of any voting rights in its securities by the unsuitable person, or (iii) pays the unsuitable person any remuneration in any form for services rendered or otherwise, except in certain limited and specific circumstances.

The Company will be required to maintain current equity ownership ledgers in the State of Mississippi which may be examined by the Mississippi Commission at any time. If any securities are held in trust by an agent or by a nominee, the record holder may be required to disclose the identity of the beneficial owner to the Mississippi Commission. A failure to make such disclosure may be grounds for finding the record holder unsuitable. The Company also is required to render maximum assistance in determining the identity of the beneficial owner.
The Mississippi Act requires that certificates representing equity securities of the Company bear a legend to the general effect that the securities are subject to the Mississippi Act and regulations of the Mississippi Commission. The Mississippi Commission has the authority to grant a waiver from the legend requirement, which the Company has obtained. The Mississippi Commission has the power to impose additional restrictions on the holders of the Company's securities  at  any  time  through  its  power  to  regulate  licenses.
The regulations provide that a change in control of the Company may not occur without the prior approval of the Mississippi Commission. Mississippi law prohibits the Company from making a public offering of its securities without the approval of the Mississippi Commission if any part of the proceeds of the offering is to be used to finance the construction, acquisition or operation of gaming facilities in Mississippi, or to retire or extend obligations incurred for one or more of such purposes.
The Mississippi Commission has enacted regulations requiring that, as a condition to licensure or renewal licensure, an applicant provide a plan to develop "infrastructure facilities" amounting to 25% of the cost of the casino and a parking facility capable of accommodating 500 cars. "Infrastructure facilities" include any of the following: a 250-room hotel, theme park, golf course, marina, tennis complex, or any other facilities approved by the Mississippi Commission, but such team does not include parking facilities, roads, sewage and water systems or civic facilities. The Mississippi Commission may reduce the number of rooms required in a hotel, where it is shown to the satisfaction of the Mississippi Commission that sufficient rooms are available to accommodate the anticipated number of visitors. Management believes that the Company is in compliance with this regulation.
The Company's future gaming operations outside of Mississippi are also subject to approval by the Mississippi Commission.
LOUISIANA  GAMING  REGULATIONS
In 1991 the Louisiana legislature enacted the Louisiana Riverboat Economic and Gaming Control Act, LSA-R.S. 4:501, et. seq. (the "Louisiana Gaming Act"). The Louisiana Gaming Act authorized the licensing of up to 15 riverboats to conduct gaming on designated rivers and waterways. Pursuant to the Louisiana Gaming Act, the Riverboat Gaming Commission (the "Louisiana Commission"), was created within the Department of Public Safety and Corrections for the State of Louisiana. Additionally, a riverboat gaming regulatory group within the Louisiana State Police was created. The Louisiana Gaming Commission and the State Police were authorized to and did promulgate the existing rules and regulations governing the licensing and operations of riverboats.
The Louisiana legislature in the First Extraordinary Session, 1996, enacted new legislation (the "Louisiana Board Act") which transferred the regulatory oversight of most gaming operations in Louisiana, including riverboat gaming, to the Gaming Control Board (the "Louisiana Board"), effective as of May 1, 1996. The Louisiana Commission was abolished as of that same date. The Louisiana Board consists of nine members appointed by the Governor of Louisiana.
The Louisiana Board is empowered to regulate four forms of gaming activities and operations in the state: riverboat, video poker, the land-based casino in New Orleans, and all state regulated aspects of Indian gaming. (Excluded is the regulation and oversight of horse racing and off-track betting, the state lottery, and charitable gaming.) Accordingly, the Louisiana Board has all regulatory authority, control, and jurisdiction, including investigation, licensing, and enforcement, and all power incidental to or necessary for such regulatory authority, control and jurisdiction, over all aspects of gaming activities and operations as authorized pursuant to the provisions of the Louisiana Gaming Act, the Louisiana Economic Development and Gaming Corporation Act (Land-Based Casino in New Orleans), and the Video Draw Poker Devices Control Act.
The Louisiana Board has been authorized to promulgate rules and regulations to govern the aforesaid types of gaming in Louisiana; however, all administrative rules and regulations promulgated by entities whose powers have been transferred to the Louisiana Board are to be considered valid and remain in effect until repealed by the Louisiana Board.
The construction, ownership and operation of riverboat gaming vessels is now subject to regulation by the Louisiana
                                       9

Board. The State Police conduct investigations and audits regarding the qualifications of applicants for licenses or permits requiring suitability determinations, submit all investigative reports to the Louisiana Board, conduct audits to assist the Louisiana Board, issue certain licenses and permits in accordance with rules adopted by the Louisiana Board, and perform all other duties and functions necessary for the efficient and thorough regulation and control of gaming activities and operations under the Louisiana Board's jurisdiction.
The Louisiana Board Act did not repeal the Louisiana Gaming Act, the original 1991 statute authorizing riverboat gaming in Louisiana, but rather amended it to transfer licensing and regulatory authority to the Louisiana Board and to redefine the authority of the State Police. Otherwise the Louisiana Gaming Act remains in effect. Accordingly, the Louisiana Gaming Act continues to authorize up to 15 licenses to conduct gaming activities on riverboats, with no more than six licenses to be granted to riverboats operating in any one parish.
Current Louisiana law limits the number of riverboat casino licenses in the state to 15, all but one have been awarded, and limits the concentration of riverboat casino licenses in any one parish to six. The relative success of gaming operations in the Bossier City/Shreveport market, as compared to other Louisiana markets, may increase the possibility that existing licenses may be relocated to the Bossier City/Shreveport market. However, the relocation of existing licenses to another parish or of riverboats within the same parish is restricted by the Constitutional Amendment which requires, among other things, a local parish-wide election to approve, by majority vote, the licensing of any additional riverboats in a parish with existing licensed riverboats or the relocation of any operating riverboat to a different berth in the same parish. A Constitutional Amendment was approved by voters statewide, which requires local option elections in parishes before new forms of gaming may be conducted therein or before existing forms of gaming may be conducted in new areas. For example, the Constitutional Amendment requires a local option referendum before an additional riverboat could move into a parish, regardless of whether such parish had authorized the continuation of riverboat gaming in such parish in the Louisiana Referendum. In this respect, (i.e., relocation of riverboat gaming vessels to new locations) the Constitutional Amendment would appear to be more restrictive than the legislation requiring the Louisiana Referendum. Licenses may be and have been issued for dockside riverboat gaming along the Red River in the Shreveport/Bossier City area. Dockside gaming is presently prohibited at other locations in the state. A riverboat gaming license has an initial term of five years, with subsequent annual renewals thereafter. Pursuant to the decision of the State Police at a hearing held on April 30, 1996, the Louisiana riverboat gaming license acquired by the Company has an unexpired term of five years less the sixty-five days that the previous licensee conducted riverboat gaming operations. The unexpired term of the license recommenced on October 4, 1996 the date that the Company began riverboat gaming operations in Bossier City. The application for renewal consists of a sworn statement of all changes in information, including financial information, provided in any previous applications. The transfer of a license is prohibited. The Louisiana Board may restrict, suspend or revoke a license or permit. Suspension or revocation of any license or permit would have a material adverse effect upon the business of the Company. Pursuant to the existing laws, rules and regulations, the Company must submit detailed financial, operating and other reports to the Louisiana Board and substantially all loans, leases, private sales of securities, extensions of credit and similar financing transactions entered into by any of the Regulated Persons, must be reported to the Louisiana Board for prior approval or for a determination that the transaction does not need prior approval The Company is also required to periodically submit detailed financial and operating reports to the Louisiana Board and furnish any other information which the Louisiana Board may require.
The applicant for a gaming license, its directors, officers, key personnel, partners, and persons holding a 5% or greater interest in the applicant and their spouses will be required to be found suitable by the Louisiana Board. This requires the filing of an extensive application to the Louisiana Board disclosing personal, financial, criminal, business and other information. The applicant is required to pay all costs of investigation. There can be no assurance that such person will be found suitable by the Louisiana Board. An application for licensing of an individual may be denied for any cause deemed reasonable by the Louisiana Board. Any individual who is found to have a material relationship to or a material involvement with, the Company may be required to be investigated in order to be found suitable or be licensed as a business associate of an applicant. Key employees, controlling persons or others who exercise significant influence upon the management or affairs of the Company may also be deemed to have such a relationship or involvement. If the Louisiana Board were to find a director, officer or key employee unsuitable for licensing or unsuitable to continue having a relationship with an applicant, the applicant would have to suspend, dismiss and sever all relationships with
                                      10
such person. The applicant would have similar obligations with regard to any person who refuses to file appropriate applications. Each gaming employee must obtain a gaming employee permit which may be revoked upon the occurrence of certain specified events.
The sale, assignment, transfer, pledge or disposition of securities which represent 5% of more of the total outstanding shares issued by a corporate licensee is subject to Louisiana Board approval. After a license is granted, any person acquiring an economic interest of 5% or more in a license must obtain the Louisiana Board's prior approval for the transaction. Failure to obtain that approval is grounds for license revocation. A security issued by a corporate license must generally disclose these restrictions.
If the Louisiana Board finds that an individual holder of a corporate licensee's securities or a director, partner, officer or manager of the licensee is not qualified pursuant to the existing laws, rules and regulations, and if as a result the licensee is no longer qualified to continue as a licensee, it can propose action necessary to protect the public interest, including the suspension or revocation of a license or permit. It may also issue, under penalty of revocation of license, a condition of disqualification naming the person and declaring that such person may not (a) receive dividends or interest on securities of the licensee, (b) exercise any right conferred by securities of the licensee, (c) receive remuneration or any other economic benefit from the licensee or continue in an ownership or economic interest in the licensee or remain as a director, partner, officer, or manager of the licensee.
FOREIGN
The Provincial Government of Neuquen, Argentina enacted a casino privatization program to issue 12-year exclusive concession agreements to operate existing casinos. The Company's two casinos are the only casinos in the province of Neuqu n, in west central Argentina, and are located in Neuquen City and San Mart n de los Andes. The casinos had previously been operated by the provincial government. The Ministry of Finance of Argentina has adopted a modified regulatory system for casinos, based on the regulatory system utilized by the State of Nevada, and such regulatory system is being administered by the Provincial Government of Neuquen. The Company cannot predict what effect the enactment of other laws, regulations or pronouncements relating to casino operations may have on the operations of the Casino Magic-Argentina.
NON-GAMING  REGULATION
The Company is subject to certain federal, state and local safety and health laws, regulations and ordinances that apply to non-gaming businesses generally, such as the Clean Air Act, Clean Water Act, Occupational Safety and Health Act, Resource Conservation Recovery Act and the Comprehensive Environmental Response, Compensation and Liability Act. The Company has not made, and does not anticipate making, material expenditures with respect to such environmental laws and regulations. However, the coverage and attendant compliance costs associated with such laws, regulations and ordinances may result in future additional costs to the Company's operations. For example, in 1990 the U.S. Congress enacted the Oil Pollution Act to consolidate and rationalize mechanisms under various oil spill response laws. The Department of Transportation has proposed regulations requiring owners and operators of certain vessels to establish through the U.S. Coast Guard evidence of financial responsibility in the amount of $5.5 million for clean-up of oil pollution. This requirement would be satisfied by either proof of adequate insurance (including self-insurance) or the posting of a surety bond or guaranty.
Riverboats capable of cruising, including those that are not required to cruise, such as the Company's boat in Bossier City, Louisiana, must comply with U.S. Coast Guard requirements as to boat design, on-board facilities, equipment, personnel and safety. Each of them must hold a Certificate of Seaworthiness or must be approved by the American Bureau of Shipping ("ABS") Building Code. The U.S. Coast Guard requirements establish design standards, set limits on the operation of the vessels and require individual licensing of all personnel involved with the operation of the vessels. Loss of a vessel's Certificate of Seaworthiness or ABS approval would preclude its use as a floating casino.
All employees engaged on a riverboat, even those who have nothing to do with the actual operation of the vessel, such as dealers, waiters and security personnel, may be subject to the Jones Act which, among other things, exempts those employees from state limits on workers' compensation awards. COMPANY LICENSES AND APPLICATIONS
To date, other than in Mississippi, Louisiana and Argentina, no gaming licenses, approvals or findings of suitability have been obtained or, other than in Indiana, applied for by the Company. The Company may apply for additional gaming
                                      11
licenses in domestic and international jurisdictions. The loss or suspension of any such license, or the failure to obtain any license for properties upon which the Company plans to operate a gaming casino in the future, would have a material adverse affect on the Company's business.
INFORMATION  REGARDING  FOREIGN  OPERATIONS
The Company operates casinos in Argentina. Although a number of the Company's employees have experience in the operation of casinos outside of the United States, the Company's executive officers have had limited experience in such operations. The distance of the operations from the Company's executive offices, the stability of the relevant government, regulations imposed by the foreign government, tax issues, and the acceptance of American-style gaming are all risks associated with a foreign operation with which the Company's management has had limited previous experience. Additionally, the Company's operations in foreign jurisdictions are subject to risks associated with currency  exchange  rate  fluctuations  and  the  repatriation  of  funds.
SERVICE  MARKS
Casino Magic is the owner of U.S. service mark registrations for the service marks "Casino Magic ", "A Cut Above " "Casino Magic GetawaysSM", "Magic MoneySM", "ABRACADABRA'S" and "Amazing Randolphs" granted by the U.S. Patent and Trademark Office on July 13, 1993, June 21, 1994, October 18, 1994, December 2, 1997, March 3, 1998 and March 3, 1998 respectively. Casino Magic is also the owner of a Canadian service mark registration for "Casino Magic " service mark granted on March 3, 1995. The Company has filed service mark registration applications for the "Casino Magic" service mark in Greece and Mexico. The Company also uses and claims rights to several additional service marks. The effect of the Company's service marks is to provide an
identity  between  the  Company  and  its  services.    U.S.  service  mark
registrations provide protection for a period of 10 years from the date of registration and may be renewed indefinitely for successive 10-year periods. While prior use of a service mark may establish an exclusive right to its use in connection with the sale of services in a particular market area, registration with the U.S. Patent and Trademark Office, or similar government agencies in foreign jurisdictions, provides such right throughout the United States or the foreign jurisdiction and a presumption of damage to the Company should the mark be infringed. There are no assurances that any of the service marks used by the Company, whether or not registered, will be free from future challenge by others as to prior use or as otherwise being unprotectable. PERSONNEL
As of January 1, 1998, the Company had approximately 2,800 full-time employees and 460 part-time employees in the United States. Of the employees, five are executive officers of the Company. The Company has approximately 265 full-time employees at two foreign locations that the Company operates. The Company's management believes that its relationship with its employees is good. With the expansion of gaming in the Mississippi Gulf Coast region and Northwest Louisiana, new competitors are likely to actively recruit the
Company's management and casino personnel, many of whom have been trained at the expense of the Company. None of the Company's employees are currently represented by a labor union.
FORWARD  LOOKING  STATEMENTS
The discussions regarding proposed Company developments and operations included in "Item 1 - BUSINESS" contain forward looking statements that involve a number of risks and uncertainties. In addition to the factors discussed above, other factors that could cause actual results to differ materially are the following: business conditions and growth in the gaming industry and the general economy; existing and future development by gaming operators competing with the Company; obtaining and retaining necessary licenses or regulatory approvals; acquiring or generating funding necessary to undertake and complete development plans; and other risks detailed from time to time in the Company's reports filed with the Securities and Exchange Commission.
ITEM  2.          PROPERTIES
CORPORATE HEADQUARTERSThe Company's principal executive and administrative offices are located in approximately 6,000 square feet of office space in the Casino Magic-BSL support building at 711 Casino Magic Drive, Bay Saint Louis, Mississippi 39520.
CASINO  MAGIC-BSL  PROPERTY
Casino Magic-BSL is located in a 17 acre arena in the Bay of Saint Louis on the Gulf of Mexico in the city of Bay Saint
                                      12

Louis, Mississippi, on an approximately 591 acre site The property, which is owned the Company, secures the $135,000,000 First Mortgage Notes issued in October 1993. The gaming barge, which is moored in the marina, has approximately  46,000  square  feet  of floor space on two levels and provides approximately 39,500 square feet of gaming area. The gaming area contains 1,115 slot machines and 43 table games. Access to the barge is provided through an approximately 30,000 square foot support building constructed on the shore of the marina. In addition to proving the entrance to the casino, the support building contains restaurants and lounges, customer entertainment and service facilities and office space. Adjacent to the gaming barge is a 22,500 square foot entertainment barge, which can be used for special events and meetings. There is surface parking for 2,500 vehicles. The Company operates a 201 room hotel on the property which is approximately 1,000 feet from the Bay Saint Louis casino and which includes banquet and meeting rooms. In addition, the Company operates an 18-hole championship Arnold Palmer designed golf course, driving range and golf academy on the Bay Saint Louis casino property. As part of the golf course, the Company has a clubhouse and various storage facilities. Casino Magic-BSL property also contains a child care facility and a recreational vehicle park with 97 spaces. Management believes that Casino Magic-BSL facilities and space for expansion are currently adequate, but that the addition of another more upscale hotel and other amenities will be necessary to remain competitive and to maintain Casino Magic-BSL revenues.
CASINO  MAGIC-BILOXI  PROPERTY
Casino Magic-Biloxi is located on the Gulf of Mexico in Biloxi, Mississippi, on property which is either owned or leased by the Company, including the lease from the state of Mississippi of water bottoms adjacent to the land.
Except for the Casino One Property described below, the owned and leased properties secure the $135,000,000 First Mortgage Notes issued in October 1993. The site for Casino Magic-Biloxi has 660 feet of frontage on the south side of U.S. Highway 90. The eastern 500 feet of that frontage consists of one owned and two leased parcels of land. The leases provided for five year primary terms commencing in January 1993 and 17 optional renewal terms of five years each. In 1997, the aggregate annual base rent under the two leases was $500,000. In 1998 and in subsequent years, that base rent will increase based on the Consumer Price Index. The lease for the water bottoms provided for an initial term of ten years commencing in July 1993 and one renewal term of five years. The annual rent under the water bottoms lease for the twelve months ending in June 1998 is $775,000 with rent for subsequent periods being in the amount to be determined under Mississippi law regarding the leasing of "public trust tidelands."
Another parcel of property, which is not subject to the $135,000,000 First Mortgage Notes, (referred to as "The Casino One Property" consists of land having approximately 160 feet of frontage on the south of U.S. Highway 90 which is adjacent and to the west of the site of Casino Magic-Biloxi, and approximately 2.24 acres of land which is located on the north side of U.S. Highway 90. The Casino One Property to the north of U.S. Highway 90 consisted of six adjacent parcels, four of which secure the payment of their respective purchase prices. The Company's subsidiary which operates Casino Magic-Biloxi leased the Casino One Property from another subsidiary of the Company, Casino One Corporation to provide parking and space for the storage of construction
materials.    The  lease  provides  for  base  annual  rent  of  $1,340,000.
In April 1996, the state of Mississippi claimed that the site of Casino Magic-Biloxi and the Casino One Property located to the south of U.S. Highway 90 were artificially filled tidelands areas such that they were property held by the state of Mississippi. The claim relating to the Casino One Property was resolved in September 1995 pursuant to a boundary agreement which recognized the northern 100 feet of the property as being owned by Casino One Corporation with the state leasing the remaining portion of the property to Casino One Corporation for a rental payment essentially equal to the property taxes which would have otherwise been payable on the land. The Company was not able to enter into a similar boundary agreement with respect to the site of Casino Magic-Biloxi without the consent of all of the holders of the $135,000,000 First Mortgage Notes issued in October 1993 and the participation of the lessors of the two leased parcels. The Company did, however, agree to enter into appropriate agreements with the state of Mississippi at such times as the Company was permitted to do so. It is expected that such agreements would not materially increase the Company's cost of possessing and using the site of Casino Magic-Biloxi.
Gaming  at  Casino  Magic-Biloxi  occurs  upon a barge moored within the water
bottoms  area  leased  from  the  state  of  Mississippi.    The  barge  has
approximately 197,200 square feet of area on three levels, which provide approximately
                                      13

47,700 square feet of gaming area. Casino Magic-Biloxi, operates 1,196 slot machines, 36 table games, restaurants, and customer entertainment and service areas. Access to the barge is provided through a 69,900 square foot support building which acts as the entrance to the casino, and which includes entertainment, service facilities and office space. Parking for Casino Magic-Biloxi is provided by a 700 space eight floor parking garage located to the south of the service building, 250 spaces of surface parking on the Casino One Property and shared parking on an adjacent 430 space two-story parking ramp. There is also parking for 30 tour buses on the Casino One Property on the north side of U. S. Highway 90, across from the casino.
A hotel consisting of 378 rooms is near completion on top of the eight floor parking garage making that structure a total of 22 stories. The hotel, which is expected to be completed in the second quarter of 1998, will include 86 suites, meeting and conference facilities, a health spa, beauty salon and swimming pool. The Company plans additional improvements to the Biloxi casino support building, including an improvement to the casino entrance and the addition of a 24-hour restaurant.
Management believes that Casino Magic-Biloxi facilities and space for expansion are currently adequate, but that the property will need continued improvement and refurbishing
CASINO  MAGIC-BOSSIER  CITY  PROPERTY
Casino Magic-Bossier City is located on a 23 acre site on the Red River in Bossier City, Louisiana. The property secures the $115,000,000 First Mortgage Notes issued in August 1996. Gaming at Casino Magic-Bossier City occurs on a riverboat which, while capable of cruising on the river, is permanently moored at the site. The riverboat provides approximately 30,000 square feet of area within which the Company has located 1,004 slot machines and 40 table games. Access to the riverboat is provided through a 37,000 square foot support building which includes restaurants, lounges, entertainment and service areas, and office space. A 1,500 four-story parking garage and surface parking for an additional 400 vehicles provide parking for Casino Magic-Bossier City. The Company has also commenced construction of a 188-room hotel adjacent to the support building. Construction of the hotel is scheduled to be completed before the end of 1998. The hotel is anticipated to attract overnight casino customers, primarily from the Dallas/Fort Worth area. To improve the competitiveness of Casino Magic-Bossier City, the Company has also developed plans for the expansion of the support building to provide additional restaurant facilities and an improved interior appearance. Management believes that Casino Magic-Bossier City facilities and space for expansion are adequate for the future growth and development of the facility. CASINO MAGIC -ARGENTINA
Pursuant to the agreement between the Company's 51% owned subsidiary, Casino Magic Neuquen S.A., and the provincial government, the Company was allowed to use the premises established by the province for the two casinos formerly operated by the province at those sites. The Company has continued to use the approximately 27,000 square foot site located in the city of Neuquen. In December, 1995, the Company relocated the site of the casino in San Martin de los Andes to a 2,500 square foot site leased for a term of six years with a monthly rent of $7,000. The agreement under which the Company operates the two casinos provided for an initial term of twelve years commencing in January 1995. The Company is entitled to a five year extension in the event at least $5,000,000 is expended by the Company in establishing hotels for the casinos. Monthly payments of $220,000 are to be made to the provincial government under the agreement. If the Company elects to change the site of the Neuquen casino, the monthly payment under the agreement is to be reduced by $40,000. OTHER PROPERTIES
The Company owns approximately nine acres of land with approximately 370 feet of shoreline in Bay Saint Louis, Mississippi on U.S. Highway 90 approximately
2.5 miles from Casino Magic-BSL. This site has been approved as (but is probably not suitable for) a gaming site by the Mississippi Commission and is included in the Company's financial statements at December 31, 1997, as property held for sale having a value of $800,000.
The Company owns 25.6 acres of land on the Jordan River, immediately west of the Company's gaming operation in Bay Saint Louis, Mississippi. The Company acquired the property to provide additional land for future expansion and to prevent potential competition from acquiring a possible gaming site in immediate proximity to Casino Magic-BSL.
                                      14

In 1993 and 1994, the Company acquired a 3.5 acre parcel and a 0.2 acre parcel of unimproved land in downtown St. Louis, Missouri in anticipation of obtaining a gaming license in that city through a joint venture with Caesars World, Inc. for $4,000,000 and $800,000, respectively.
The Company is no longer pursuing the joint venture and, accordingly the parcels are included in the Company's financial statements at December 31, 1997, as property held for sale having carrying values of $4,000,000 and $800,000 respectively.
The Company also has options on potential gaming sites in Alabama and Indiana, which the Company does not anticipate exercising.
ITEM  3.          LEGAL  PROCEEDINGS
ONGOING  LEGAL  PROCEEDINGS
A  class  action  lawsuit  was  filed  on April 26, 1994, in the United States
District Court, Middle District of Florida (the "Poulos Lawsuit"), naming as defendants 41 manufacturers, distributors and casino operators of video poker and electronic slot machines, including the Company. The lawsuit alleges that such defendants have engaged in a course of fraudulent and misleading conduct intended to induce people to play such games based on a false belief concerning the operation of the gaming machines, as well as the extent to which there is an opportunity to win. The suit alleges violations of the Racketeer Influenced and Corrupt Organization Act, as well as claims of common law fraud, unjust enrichment and negligent misrepresentation, and seeks
damages  in  excess  of  $6  billion.   On May 10, 1994, a second class action
lawsuit was filed in the United States District Court, Middle District of Florida (the "Ahern Lawsuit") , naming as defendants the same defendants who were named in the Poulos Lawsuit and adding as defendants the owners of certain casino operations in Puerto Rico and the Bahamas, who were not named as defendants in the Poulos Lawsuit. The claims in the Ahern Lawsuit are identical to the claims in the Poulos Lawsuit. Because of the similarity of parties and claims, the Poulos Lawsuit and Ahern Lawsuit were consolidated into one case file in the United States District Court, Middle District of Florida. On December 9, 1994 a motion by the defendants for change of venue was granted, transferring the case to the United States District Court for the District of Nevada, in Las Vegas. In response to a motion to dismiss the Complaint brought by the Company and other defendants, the United States District Court for the District of Nevada entered an order dated April 17,
1996, granting the motions and dismissing the complaint without prejudice. The plaintiffs then filed an amended Complaint on May 31, 1996, in which the plaintiffs sought damages against the Company and other defendants in excess of $1 billion and punitive damages for violations of the Racketeer Influenced and Corrupt Organizations Act and for state common law claims for fraud, unjust enrichment and negligent misrepresentation. The Company and other defendants have moved to dismiss the amended Complaint. The Company believes that the claims are without merit and does not expect that the lawsuit will have a material adverse effect on the financial condition or results of operations of the Company.
On or about September 6, 1996, Casino America, Inc. commenced litigation in the Chancery Court of Harrison County, Mississippi, Second Judicial District, against the Company, and James Edward Ernst, its Chief Executive Officer (collectively "Defendants"), seeking injunctive relief and unspecified compensatory damages in an amount to be proven at trial as well as punitive damages. plaintiff claims, among other things, that Defendants (i) breached the terms of an agreement they had with Plaintiff, (ii) tortiously interfered with certain business relations of plaintiff; and (iii) breached covenants of good faith and fair dealing they allegedly owed to plaintiff. On or about October 8, 1996, Defendants interposed an answer to plaintiff's complaint denying the allegations contained in the complaint. The discovery phase of this litigation is continuing and a trial date has been set for August 1998. While the Company's management cannot predict the outcome of this action, management believes plaintiff's claims are without merit and the Company intends to vigorously defend this action.
TERMINATED  LEGAL  PROCEEDINGS
In April 1994, the Company entered into an agreement with the Sisseton-Wahpeton Sioux Tribe to develop and manage a gaming casino on tribal lands in northeastern South Dakota. The Company and Tribe subsequently canceled the management agreement and entered into a consulting agreement, which consulting agreement was terminated by the Tribe in January 1998. On October 20, 1994, International Gaming Network, Inc., commenced litigation against the
                                      15

Company in the United States District Court for the District of South Dakota, Southern Division alleging, among other claims, that the Company intentionally and improperly interfered with plaintiff's existing and prospective contractual, economic or business relationship with the Tribe. On October 7, 1996, the United States District Court filed a Judgment of Dismissal, dismissing all of Plaintiff's claims, pursuant to a Motion for Summary Judgment which had been brought by the Company. The Plaintiff appealed the dismissal of its claims to the United States Court of Appeals for the Eighth Circuit. On July 17, 1997 the Appellate Court affirmed the District Court's dismissal of the claim.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS No matters were submitted to a vote of the Company's security holders during the fourth quarter of the year ended December 31, 1997.
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
1996          High      Low
Quarter  1      $  4.063      $  2.750
Quarter  2    $  7.063      $  3.875
Quarter  3    $  5.875    $  3.625
Quarter  4    $  4.125    $  2.156

1997
Quarter  1    $  3.000    $1.438
Quarter  2    $  1.875    $1.250
Quarter  3    $  2.438    $1.004
Quarter  4    $  2.375    $1.094
The last sales price for the Company's common stock as quoted on the NASDAQ National Market as of the close of business on March 25, 1998 was $2.09375 per share. The over-the-counter quotations above reflect inter-dealer prices, without retail markup, markdown or commissions, and may not represent actual
transactions.    There  were  approximately  1,293  shareholders  owning  the
Company's common stock of record as of the close of business March 25, 1998. The Company has not paid any cash dividends with respect to its common stock, and does not anticipate doing so in the foreseeable future. The Company intends to retain all earnings for the foreseeable future to fund the operation and expansion of its business. The payment of any future dividends will be determined by its Board of Directors in light of conditions then existing, including the Company's earnings, financial condition and requirements, restrictions in financing agreements, business conditions and other factors. The indenture agreements covering both outstanding first mortgage notes in the aggregate principal amount of $250,000,000 million, contain limitations on the Company's ability to pay dividends.

ITEM  6.          SELECTED  FINANCIAL  DATA
Presented below are the selected consolidated financial data of Casino Magic and its subsidiaries for the five years ended December 31, 1997 which has been derived from the audited consolidated financial statements of Casino Magic and its subsidiaries. This data has not been examined by the Company's
independent  auditors,  Arthur  Andersen  LLP.    The  selected  consolidated
financial data should be read in conjunction with the consolidated financial statements, related notes and other financial information included elsewhere in this Annual Report.



     (IN  THOUSANDS  EXCEPT  PER  SHARE  DATA)          YEAR  ENDED  DECMEBER  31,


Statements of Operations data            1997 (5)           1996 (4)   1995 (3)   1994 (2)   1993 (1)
                                 -------------------------  ---------  ---------  ---------  ---------
Revenue                          $                261,474   $180,278   $177,723   $185,018   $202,404
Costs and Expenses                                236,919    171,435    172,952    173,786    136,996
Income (loss) from Operations                      24,555      8,843      4,771     11,232     65,408
Other Expenses                                     30,335     45,109     18,293     14,450      5,677
Net Income (loss)                                  (5,249)   (31,589)   (10,292)    (3,030)    38,506
Net Income (loss) Per Share                         (0.15)     (0.89)     (0.31)     (0.10)      1.32

(IN THOUSANDS)                   Year Ended Decmeber 31,
-------------------------------  -------------------------

Balance Sheet Data                                1997 (5)   1996 (4)   1995 (3)   1994 (2)   1993 (1)
                                 -------------------------  ---------  ---------  ---------  ---------

Working Capital (deficiency)     $                (11,290)  $ (6,492)  $ 15,910   $ 20,847   $ 50,021
Total Assets                                      372,705    369,799    268,431    252,623    222,892
Current Liabilities (including
  construction payables)                           51,031     47,649     32,171     25,139     21,553
Long-term Debt, Net of
  Current Maturities                              253,471    258,261    136,840    135,643    131,984
Shareholders' Equity                               59,454     63,625     95,179     79,577     66,858

(1) Includes full years operations of Casino Magic-BSL, Casino Magic-South Dakota and approximately seven months of operations of Casino Magic-Biloxi.
(2)          Includes  full  years  operations  of Casino Magic-BSL and Casino
Magic-Biloxi,  Casino  Magic-South  Dakota.
(3) Includes full years operations of Casino Magic-BSL, Casino Magic-Biloxi and Casino Magic-Neuquen, Casino Magic-South Dakota and seven and one half months of operations for Casino Magic-Porto Carras, a 49% equity interest of Casino Magic.
(4) Includes full years operations of Casino Magic-BSL, Casino Magic-Biloxi, Casino Magic-Neuquen, 87 days of operations of Casino
Magic-Bossier City, six and one half months of operations of Casino Magic-South Dakota and nine months of operations for Casino Magic-Porto Carras a 49% equity interest of Casino Magic.
(5) Includes full years operations of Casino Magic-BSL, Casino Magic-Biloxi, Casino Magic-Neuquen and Casino Magic-Bossier City,

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The discussions regarding proposed Company developments and operations included in "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" and "NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS" contain forward looking statements that involve a number of risks and uncertainties. These forward-looking statements relate to: (i) completion of a hotel in 1998 at Casino Magic-Biloxi; (ii) beginning construction on the pavilion expansion and hotel at Casino Magic-Bossier City; and (iii) the Company's ability to fund planned developments and debt service obligations over the next twelve months with currently available cash and marketable securities and with cash flow from operations. Construction projects entail significant construction risks, including, but not limited to, cost overruns, delay in receipt of governmental approvals, shortages in materials or skilled labor, labor disputes, unforeseen environmental or engineering problems, work stoppage, fire and other natural disasters, construction scheduling problems and weather interferences, any of which, if it occurred, could delay construction or result in a substantial increase in costs to the Company. The Company's ability to meet its consolidated debt obligations may be dependent upon the successful completion of the hotel at Casino Magic-Biloxi and the other planned construction projects at Casino Magic-Bossier City, and the Company's future operating performance, which is itself dependent on a number of factors, such as, prevailing economic and competitive conditions, regulatory compliance, and other factors affecting the Company's operations and business, many of which are outside of the Company's control. In addition to the risks and uncertainties discussed above, other factors that could cause actual results to differ materially are detailed from time to time in the Company's reports filed with the Securities and Exchange Commission. PROPOSED MERGER
On February 19, 1998, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Hollywood Park, Inc. ("Hollywood"), and Acquisition II, Inc. ("HP") a wholly-owned subsidiary of Hollywood. Under the Merger Agreement, the Company has agreed, subject to approval of the Company's shareholders, to merge (the "Merger") with HP. Upon such Merger, the Company shall be the surviving entity and will become a wholly-owned subsidiary of Hollywood. Upon the Merger, the shareholders of the Company will be entitled to receive $2.27 for each share of the Company's stock held.
The Merger is subject to the approval of the Company's shareholders prior to October 31, 1998, and to the approval of the Mississippi Gaming Commission, the Nevada Gaming Commission, and the Louisiana Gaming Control Board. The Merger is also contingent upon other matters, including a requirement that neither the Company nor Hollywood has materially breached any warranty, representation or covenant contained in the Merger Agreement prior to the time of the Merger. If the Merger Agreement is terminated for certain reasons, the Company will be required to pay Hollywood $3,500,000.
The Merger Agreement restricts the ability of the Company to engage in certain transactions prior to the time of the Merger, except those which are in the ordinary course of business consistent with past practice, unless the Company obtains the consent of Hollywood. The Merger Agreement also imposes limits on the capital expenditures and borrowing which the Company may effect, which are not inconsistent with the Company's current plans.
GENERAL
The Company commenced operations on the Gulf Coast of Mississippi in September 1992 at Casino Magic-BSL. In 1993 the Company opened Casino Magic-Biloxi; in 1995 the Company opened a gaming facility in Porto Carras, Greece, (in which the Company had a 49% equity ownership): in 1995 the Company opened two gaming facilities in the Province of Neuquen Argentina; and in 1996 the Company opened Casino Magic-Bossier City. Since its organization in 1992, the Company owned and operated a small hotel/casino in Deadwood, South Dakota ("Goldiggers"), which was immaterial to the Company's business. Because of poor operating performance, in 1996 the Company sold its gaming facilities in Deadwood, South Dakota, and its 49% ownership in the gaming facility in Porto Carras, Greece. In addition, the Company terminated all management operating agreements in Greece.

RESULTS  OF  OPERATIONS
The following table sets forth for the periods indicated certain operating information for the Company on a consolidated basis and for its existing properties as of December 31, 1997. The principal operating entities are Casino Magic-BSL and Casino Magic-Biloxi, both dockside casinos operating on the Gulf Coast of Mississippi ("Casino Magic-Gulf Coast"), Casino
Magic-Bossier City, a dockside casino in Northwest Louisiana and Casino Magic-Neuquen, which commenced gaming operations at its two casinos in Neuquen and San Mart n de los Andes, Argentina, on January 1, 1995. The revenues, costs and expenses of Porto Carras are not included below, as Porto Carras was accounted for under the equity method of accounting.


FISCAL YEAR ENDED DECEMBER 31,
-------------------------------
(In Thousands)                       1997       1996       1995
                                 ---------  ---------  ---------
Revenues:
Casino Magic-BSL (1)             $ 88,414   $ 83,924   $ 87,534
Casino Magic-Biloxi (2)            62,310     63,876     72,737
Casino Magic-Bossier City (3)      93,205     12,738         --
Casino Magic-Neuquen (4)           17,545     15,885     13,084
Corporate and Other (5)                --      3,855      4,368
                                 ---------  ---------  ---------
Total Revenues:                  $261,474   $180,278   $177,723

Costs and Expenses:
Casino Magic-BSL (1)             $ 71,927   $ 67,356   $ 71,356
Casino Magic-Biloxi (2)            58,096     56,983     59,882
Casino Magic-Bossier City (3)      87,468     20,060         --
Casino Magic-Neuquen (4)           12,634     12,553     11,424
Corporate and Other (5)             6,794     14,483     30,290
                                 ---------  ---------  ---------
Total Costs and Expenses:        $236,919   $171,435   $172,952

Income (Loss) From Operations:
Casino Magic-BSL (1)             $ 16,487   $ 16,568   $ 16,178
Casino Magic-Biloxi (2)             4,214      6,893     12,855
Casino Magic-Bossier City (3)       5,737     (7,322)        --
Casino Magic-Neuquen (4)            4,911      3,332      1,660
Corporate and Other (5)            (6,794)   (10,628)   (25,922)
                                 ---------  ---------  ---------
Total Income From Operations:    $ 24,555   $  8,843   $  4,771
                                 =========  =========  =========

(1) Began operations September 30, 1992; expanded casino capacity December 31, 1992.
(2)       Began operations June 5, 1993; expanded casino capacity December 16,
1993.
(3) Began operations October 4, 1996; opened permanent facility on December 31, 1996.
(4)          Began  operations  January  1,  1995.
(5) Includes management fees and royalty fees from Porto Carras which began operations May 18, 1995. Equity in earnings with respect to Porto Carras was reported as non-operating income. The Company ceased recording management fees and royalty fees from Porto Carras on October 1, 1996.



YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996 Consolidated revenues increased $81.2 million, or 45.0%, to $261.5 in 1997 compared to $180.3 in 1996. The increase in 1997 consolidated revenues is attributable to $93.2 million in revenues from the Company's new facility,
Casino  Magic-Bossier  City,  which  opened  on  October  4,  1996.    Casino
Magic-Bossier City revenues increased by $80.5 million in 1997 as compared to 1996. This increase in revenues is the result of the facility opening in late 1996 using a temporary facility and the completion of the permanent land based pavilion, including restaurants, a gift shop and entertainment areas on December 31, 1996. Casino Magic-Biloxi revenues declined $1.6 million, or 2.5%, from 1996 to 1997. This decline is primarily the result of competition from other casinos with greater amenities than Casino Magic-
                                      19

Biloxi. While competitive pressures will likely continue to adversely effect Casino Magic-Biloxi's revenues and operating margins, management believes that
the  hotel  currently    in  the  final  stages  of  construction  at  Casino
Magic-Biloxi will help offset or reverse these declines in revenues. Completion of the hotel at Casino Magic-Biloxi is expected in the second quarter of 1998. Additionally, Casino Magic-Biloxi may experience reduced revenues in 1998 due to customer inconveniences particularly those related to the construction of the hotel entrance areas. However, Management has taken precautions to minimize the impact of the construction on the customer and will continue to do so. Other fluctuations in revenues when comparing the periods ended December 31, 1997 to December 31, 1996 include: the loss of $3.1 million in royalties and management fees from Greece in 1997 due to the termination of operations in Greece in December 1996; loss of $0.8 million in revenues as of the result of the sale of Goldiggers in June 1996; revenues at Casino Magic-BSL increased $4.5 million as the result of increased direct mail efforts and improved amenities, which include a golf course and expanded buffet;  and  an  increase in revenues at Casino Magic-Neuquen of $1.7 million attributable to the addition of seventy-five slot machines during the latter half of 1997 and the continued popularity of slot machines at Casino Magic-Neuquen.
Total operating expenses increased $65.5 million, or 38.2% to $236.9 million in 1997 compared to $171.4 million in 1996. Of this increase, $67.4 million is related to Casino Magic-Bossier City, which opened in October 1996 and the closure of Goldiggers in June 1996, which decreased operating expenses, by $1.2 million. Excluding the effects of Casino Magic-Bossier City and Goldiggers, operating costs in 1997 decreased by $0.7 million, or 0.5%, as compared to operating costs in 1996. Although total operating expenses remained flat between the comparable periods for 1997 and 1996 there are significant fluctuations in various categories. Casino expenses increased by $4.0 million in 1997 as compared to 1996 as a result of increased costs associated increases in player's club slot point redemption values, the increased use of complimentaries in marketing efforts and increased gaming taxes due to increased revenues. Other operating costs and expenses increased $1.0 million as a result of the opening of a golf course at Casino Magic-BSL in February 1997. Advertising and marketing expense increased by $2.3 million due to increased motorcoach based marketing efforts at Casino Magic-Biloxi and
the  associated  commission  and  giveaways  expenses.    The  increases  in
advertising and marketing costs are the results of attempts to stabilize revenues in Biloxi and offset the effects of disruption caused by the hotel construction. General and administrative costs decreased by $2.7 million and are a result of cost containment efforts and staff reductions. The majority of this decrease, $2.3 million was at the corporate management level. Development expenses decreased by $1.2 million as a result of decreased efforts to pursue new gaming opportunities. Depreciation expenses decreased by $1.9 due to the sale of various assets held by Casino Magic including a jet airplane and slot machines that were previously leased in Argentina. It is anticipated that depreciation expense will increase after the opening of the hotel in Biloxi.
Consolidated "Other (income) expense" (non-operating income and expenses) improved by $14.8 million, to net expense of $30.3 million in 1997, compared to a net expense of $45.1 million in 1996. Approximately $27.0 million of the additional expenses in 1996 were attributable to management's decision to write off its 49% equity interest in a gaming facility in Porto Carras, Greece. Net interest expense increased by $13.5 million in 1997 compared to the same period in 1996. This was due to the increased debt from the issuance of the $115,000,000, 13% Louisiana First Mortgage Notes by Casino Magic of Louisiana, Corp. ( a wholly-owned subsidiary of the Company ) in late August 1996, and a reduction of $3.7 million in capitalized interest due to the completion of the Casino Magic-Bossier City facility and the golf course at Casino Magic-Casino Magic-BSL. Other income increased by $2.3 million in 1997 compared to the same period in 1996 due to a gain on the sale of the Crescent City Riverboat and the gain on the sale of a 49% interest in Casino Magic-Neuquen.
The Company's effective tax rates for 1997 and 1996 of approximately (26.9%) and (12.9%), respectively, are the result of an allowance against deferred tax assets. This allowance reduces net deferred tax assets to approximately zero. YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995 Consolidated revenues increased $2.6 million, or 1.4%, to $180.3 in 1996 compared to $177.7 in 1995. The increase in 1996 consolidated revenues is attributable to $12.7 million in revenues from Casino Magic-Bossier City, which opened using a temporary facility on October 4, 1996 and increased revenues from Casino Magic-Neuquen of $2.8 million, or 21.4%. The majority of the increase at Casino Magic-Neuquen in revenues is attributable to the increased slot revenues of $3.4 million. Slot revenues increased in 1996 compared to the same period in 1995 due to an increase in the number of slots at Casino Magic-Neuquen from 89 to 400 in May 1995. Additional increases resulted from increased customer counts and their influence on food and beverage revenues. These increases in revenues at Casino Magic-Neuquen were partially offset by declining table games revenues. These increase in consolidated
                                      20
revenues where offset by reduced revenues at Casino Magic-BSL, Casino Magic-Biloxi and the loss of approximately six months revenues from the sale of a gaming facility in Deadwood, South Dakota, which the Company sold in June 1996. Casino Magic-Biloxi revenues declined $8.9 million, or 12.2%, from 1995 to 1996. This decline is primarily the result of adjacent hotel/casino operations on both sides of Casino Magic-Biloxi, which have significantly greater amenities than Casino Magic-Biloxi. While competitive pressures will likely continue to adversely effect Casino Magic-Biloxi's revenues and operating margins, management believes that the hotel currently under construction at Casino Magic-Biloxi will help offset or reverse these declines in revenues. Completion of the hotel at Casino Magic-Biloxi is expected in 1998. The combination of construction disruption caused by the development of a new buffet and kitchen and increased overall competition in the Gulf Coast and New Orleans markets, both of which Casino Magic-BSL competes in, caused the $3.6 million, or 4.1%, decline in revenues at Casino Magic-BSL. The loss of $1.4 million in Corporate and other revenues is due to the sale of a gaming facility located in Deadwood, South Dakota, which the Company sold in June 1996. Although royalty and management fee revenues increased by $0.9 million, or 39.3%, to $3.1 million in 1996, the Company has divested itself of all operations in Greece during 1996 where the majority of all royalties and management fee revenues where generated.
Total operating costs and expenses were down $1.5 million, or 1.0%, in 1996 compared to 1995. Casino expenses increased $5.3 million, or 7.6%, during the same period principally as a result of the Company opening a new gaming facility in Bossier City, Louisiana, which had $7.1 million in casino expenses in 1996. This increase in casino expenses relating to Casino Magic-Bossier City was offset by reduced expenses at Casino Magic-Biloxi as a result of reduced revenues, and the sale of the Company's gaming facility at Deadwood, South Dakota in June 1996. Food and beverage costs increased $0.6 million, or 8.1%, as a result of increased customer traffic at Casino Magic-Neuquen. Casino Magic-Neuquen relies on its food and beverage facilities at the casino to promote casino operations. Other operating costs and expenses increased $1.5 million, or 110.5%, to $2.8 million in 1996 compared to 1995. This increase is the result of additions to amenities at Casino Magic-BSL, and the transfer of the gift shop operations at Casino Magic-BSL and Casino Magic-Biloxi from a third party to the Company. During 1996, Casino Magic-BSL added amenities relating to the Arnold Palmer designed golf course, such as the pro shop, the Arnold Palmer Golf Academy and the groundskeeping department. In addition, Casino Magic-BSL began operating a child-care facility for casino patrons in 1996. Advertising and marketing expenses decreased by $5.0 million, or 19.2%, in 1996 as compared to 1995. This decrease is the result of several factors: a reduction in the use of air charters to attract customers; the use of more cost efficient promotions concerning give-aways through the Magic Money Players Club Card; and an overall reduction in marketing and advertising costs during 1996. This decrease was offset by the opening of the Company's new facility, Casino Magic-Bossier City, in October 1996.
General and administrative expenses decreased $4.3 million, or 15.0%, in 1996 as compared to the same period of 1995. The decline is a result of cost reduction measures implemented in early 1996, including the elimination of several corporate officer positions. Property operation, maintenance and energy costs increased $3.4 million, or 83.2%, in 1996 as compared to 1995 as the result of the addition of Casino Magic-Bossier City, the continued aging of the facilities at Casino Magic-BSL and Casino Magic-Biloxi which required more maintenance costs in 1996, and the addition of the golf facility at Casino Magic-BSL in 1996. Rents, property taxes and insurance costs increased by $1.7 million, or 38.9%, in 1996 as compared to 1995. The increase is in part a result of the addition of Casino Magic-Bossier City. Depreciation and amortization increased $2.6 million, or 16.3%, in 1996 as compared to the same period in 1995. This increase is due to the addition of tangible depreciable property, the amortization of the investment costs in excess of equity interest in the 49% owned Greek gaming facility which was amortized for 105 days in 1995 and for nine months in 1996, and a change in 1996 in the method used to amortize the Company's land option deposits over the life of the option. During 1996, management wrote-off the excess of equity interest in the Greek gaming facility. Furthermore, the addition of Casino Magic-Bossier City increased depreciation expense, while the divesting of the Company's gaming facility in Deadwood, South Dakota, decreased depreciation expense. In 1997, depreciation and amortization will increase due to the addition of Casino Magic-Bossier City. Preopening costs increased by $4.7 million, or 260.0%, in 1996 from 1995. This is a result of the opening of Casino
Magic-Bossier City in October 1996. In 1995 the Company opened the Greek gaming facility in which it had a 49% ownership.
Consolidated other (income) expense (non-operating income and expenses) increased $26.8 million from a net expense of $18.3 million to a net expense of $45.1 million over the comparative periods. Of this increase, $26.1 million, is due to the Company's decision to write off its investment in a gaming facility in Porto Carras, Greece, ("Porto Carras") where the Company had a 49% equity interest. Management's decision was based on the results from the Company's Greek gaming facilities after the opening of a competing
casino.    In  September  1996,  Hyatt  Corporation  opened  a  new
                                      21
casino in the City of Thessaloniki, Porto Carras's primary market. Although the Company anticipated some revenue loss as a result of this increased competition, the actual effects were greater than anticipated and resulted in a $2.0 million loss in operations at Porto Carras for the month of September 1996. Despite new marketing and cost containment efforts, these losses continued. Furthermore, the majority owner in Porto Carras venture was unwilling or unable to advance any funds to the operation. Additionally, the majority owner informed the Company that it did not intend to operate a substantial portion of the Porto Carras resort area, consisting of two hotels and amenities, during the 1997 season. These factors, among others, led to the Company's decision to write off its investment in Porto Carras and led to the sale of Porto Carras in December 1996 for a nominal amount. Net interest expense (interest expense less capitalized interest and interest income) increased $2.1 million from 1995 to 1996. The increase reflects the cost of funding the development of Casino Magic-Bossier City. In August 1996, the Company, through a wholly owned subsidiary, issued $115 million in first mortgage notes to fund Casino Magic-Bossier City. In 1995, the Company expensed capitalized costs relating to development joint ventures in the
amount  of  $2.2  million.    In  1996,  no  such  expense  was  incurred.
The  Company's  effective  tax  rate  for 1996 of approximately (13.0%) is the result of an allowance against deferred tax assets of approximately $8.2 million. This valuation allowance was recorded in recognition of the Company's recent operating results. The effective tax rate for 1995 of (24.0%) is due to significant permanent tax differences.
LIQUIDITY  AND  CAPITAL  RESOURCES
At December 31, 1997, the Company had unrestricted cash of $20.9 million compared to unrestricted cash of $17.6 million at December 31, 1996. At December 31, 1997, the Company also had restricted cash and marketable securities of $10.7 million related to the sale of the Crescent City Riverboat (see discussion below). The Company had $17.0 million in restricted cash relating to the $115 million, 13% Louisiana First Mortgage Notes at December 31, 1996. For the year ended December 31, 1997, the Company generated $23.8 million of cash flow from operating activities and received $6.4 million of proceeds from the issuance of debt. During 1997 the Company spent $37.1 million for acquisitions of property, equipment and reduced debt by $12.1 million.
Of the $37.1 million spent, approximately $28.6 million was expended in capital improvements at Casino Magic-Gulf Coast, and $7.2 million in capital expenditures at Casino Magic-Bossier City. The Company plans additional capital improvements at Casino Magic-Gulf Coast and Casino Magic-Bossier City, much of which is subject to cash flows generated by the Company's operations, and the availability of financing. There are no assurances that adequate funding will be available for these planned improvements.
The Company opened Casino Magic-Bossier City on October 4, 1996 using a temporary boarding facility, and on December 31, 1996, opened the permanent facility. The Company plans to expand the land based pavilion and construct a 188-room convention hotel, including restaurants, and a swimming pool. The construction of the hotel is expected to be funded primarily by the $11.7 million in proceeds received from the sale of the Crescent City Riverboat and the future operating cash flow of Casino Magic-Bossier City. No assurances can be given that the proceeds from the sale of the Crescent City Riverboat and the cash flow from the operations of Casino Magic-Bossier City will be sufficient to complete such hotel and related facilities or that these improvements will ever be developed.
The Company is near completion of a hotel at Casino Magic-Biloxi above the eight-story parking garage adjacent to the casino. The hotel will consist of approximately 378 rooms, including 86 suites, and will include a health spa, beauty salon, swimming pool and conference space. Completion is estimated for the second quarter 1998. The hotel construction costs have been funded out of the cash flow of Casino Magic-BSL and Casino Magic-Biloxi, and the $7.0 million in proceeds from the sale of a 49% ownership interest in Casino Magic-Neuquen. The Company has obtained debt financing of the furniture, fixtures and equipment for the Casino Magic-Biloxi hotel in the amount of $6.5 million.
Under the terms of the Indenture associated with the $135,000,000 First Mortgage Notes, Casino Magic Corp., Mardi Gras Casino Corp., Biloxi Casino Corp. and Casino Magic Finance Corp. have certain restrictions relative to additional borrowings and guarantees. Jefferson Casino Corporation and Casino Magic of Louisiana, Corp. have certain restrictions relative to additional borrowings and cash flow under the terms of the Louisiana Indenture associated with the $115,000,000 First Mortgage Notes.
The Company commenced operations in 1995 outside the United States becoming subject to certain risks including foreign currency exchange, repatriation of earnings and profits, and adverse foreign tax treatment. In addition, the
                                      22

Company will incur the general business risk associated with operating in foreign county where culture and business practices may vary significantly from that in the United States. Such risks could have a material impact on the operating results and liquidity of the Company.
The Company will have a significant need for cash in 1998 and beyond in order to continue its planned development of its existing properties. The Company believes that cash and marketable securities at December 31, 1997, and cash flows from operations will be sufficient to service its operating and debt service requirements, including the completion of the hotel at Casino Magic-Biloxi and the construction of the Casino Magic-Bossier City hotel, through at least the next twelve months, but are not anticipated to be sufficient to engage in any other development activities without additional debt or equity financing.
ITEM  8.          FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA
The consolidated financial statements of Casino Magic and subsidiaries and the notes thereto are attached to this Annual Report.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
                                   PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT The discussion under the section captioned "Proposal No. 1 - ELECTION OF DIRECTORS" to be included in the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission ("SEC") and delivered to the Registrant's shareholders pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended ("Regulation 14A"), with respect to the 1998 annual meeting of shareholders of the Registrant ("1998 Shareholders Meeting") is incorporated by reference in response to this Item 10.
ITEM  11.          EXECUTIVE  COMPENSATION
The discussion under the section captioned "EXECUTIVE COMPENSATION" but excluding the discussions contained in the subsections captioned "EXECUTIVE COMPENSATION - Compensation Committee Report on Executive Compensation" and "EXECUTIVE COMPENSATION - Performance Graph", to be included in the Registrant's definitive proxy statement to be filed with the SEC and delivered to the Registrant's shareholders pursuant to Regulation 14A with respect to the 1998 Shareholders Meeting is incorporated by reference in response to Item 11.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT The discussion under the section captioned "PRINCIPAL SHAREHOLDERS" to be included in the Registrant's definitive proxy statement to be filed with the SEC and delivered to the Registrant's shareholders pursuant to Regulation 14A with respect to the 1998 Shareholders Meeting is incorporated by reference in response to Item 12.
ITEM  13.          CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS
The discussion under the section captioned "CERTAIN TRANSACTIONS" to be included in the Registrant's definitive proxy statement to be filed with the SEC and delivered to the Registrant's shareholders pursuant to Regulation 14A with respect to the 1998 Shareholders Meeting is incorporated by reference in response to Item 13.
                                   PART IV
ITEM  14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
     (A)  1.          FINANCIAL  STATEMENTS  OF  CASINO  MAGIC  CORP.  AND ITS
SUBSIDIARIEs
Independent  Auditors'  Report  of  Arthur  Andersen  LLP.
Consolidated Balance Sheets as of December 31, 1997 and 1996. Consolidated Statements of Operations - years ended December 31, 1997, 1996, and 1995.
Consolidated Statements of Shareholders' Equity - years ended December 31, 1997, 1995, and 1995.
Consolidated Statements of Cash Flows - years ended December 31, 1997, 1996, and 1995.
Notes  to  Consolidated  Financial  Statements
                                      23

           (A) 2.     FINANCIAL STATEMENT SCHEDULES OF CASINO MAGIC CORP. AND
ITS  SUBSIDIARIEs



All schedules are omitted because they are not applicable, or not required, or the information is included in the Consolidated Financial Statements of Casino Magic Corp. and its subsidiaries.

          (B)          REPORTS  ON  FORM  8-K
No reports on Form 8-K were been filed during the fourth quarter of the year ended December 31, 1997.
A report on Form 8-K was filed on March 4, 1998 relating to the proposed merger with Hollywood Park Inc.

     (C)          EXHIBITs
3(i)(a)(1)          Articles  of  Incorporation  of  Casino  Magic  Corp.
3(i)(b)(2)        Articles of Amendment to Articles of Incorporation of Casino
Magic  Corp.
3(ii)(a)(1)          By-Laws  of  Casino  Magic  Corp.  as  amended.
3(ii)(b)(8)       Amendment dated April 4, 1995 to the By-Laws of Casino Magic
Corp.
3(ii)(c)(11)          Amendment dated August 11, 1995 to the By-Laws of Casino
Magic  Corp.
4.1(4)              Form of Certificate for Common Stock of Casino Magic Corp.
4.2(3)                    Form of 11.5% First Mortgage Note due 2001 Series B.
4.3(2)             Indenture Dated October 14, 1993 among Casino Magic Finance
Corp., Casino Magic Corp., and IBJ Schroder Bank & Trust Company (Without Exhibits).
4.4                    Deleted
4.5                    Deleted
4.6(5)             Form of Warrant issued to Summit Investment Corporation and related persons for the purchase of an aggregate of 1,110,000 shares of Common Stock.
4.7(15)                Indenture dated as of May 13, 1996, $35,000,000 11 1/2%
Senior  Secured  Notes  due  1999.
4.8(14)           Form of Casino Magic of Louisiana Corp.'s ("Louisiana Corp")
13% First Mortgage Notes due 2003 with Contingent Interest in the aggregate principal amount of $115,000,000.
4.9(14)               Form of Guarantee issued on August 22, 1996 by Jefferson
Casino  Corporation.
4.10(14)          Indenture dated as of August 22, 1996 by and among Louisiana
Corp, First Union Bank of Connecticut, as Trustee, and the Guarantors named therein, for Louisiana Corp.'s $115,000,000 of 13% First Mortgage Notes due 2003 with Contingent Interest.
4.11(14)          Registration Rights Agreement dated as of August 22, 1996 by and among Louisiana Corp, the Guarantors named therein and the Initial Purchasers named therein.
4.12(14)           Cash Collateral and Disbursement Agreement dated August 22,
1996 by and among Louisiana Corp, First Union Bank of Connecticut, as Trustee, and First National Bank of Commerce, as disbursement agent.
4.13(14)         Security Agreement dated as of August 12, 1996 by and between
First Union Bank of Connecticut, as Trustee, and Louisiana Corp, as Guarantor.
4.14(14)         Stock Pledge dated as of August 22, 1996 by and between First
Union Bank of Connecticut, as Trustee, and Jefferson Casino Corporation, as Pledgor.
4.15(14)        Security Agreements dated as of August 22, 1996 by and between
First Union Bank of Connecticut, as Trustee, and Jefferson Casino Corporation.
4.16(14)          First  Preferred  Ship Mortgages dated as of August 22, 1996 executed in favor of First Union Bank of Connecticut, as Trustee, by Louisiana Corp.
4.17(14)          First  Preferred  Ship Mortgages dated as of August 22, 1996 executed in favor of First Union Bank of Connecticut, as Trustee, by Louisiana Corp.
4.18(14) Mortgage of Louisiana Corp. dated as of August 22, 1996 executed in favor of First Union Bank of Connecticut, as Trustee.
4.19(14)          Cash  Collateral  and  Disbursement  Agreement.
4.20(14)          Form  of  Accounts  Pledge  Agreement.
4.21(14)                    Note  Purchase  Agreement  dated  August 16, 1996.
4.22(14)          Collateral  Assignment  dated  August  22,  1996.
10.1(1)*          Employment  Agreement  dated  June 1, 1992 between Marlin F.
Torguson and Casino Magic Corp., and Amendment No. 1 thereto dated August 26, 1992.

10.2(7)*         Amendment No. 2 dated August 26, 1994 to Employment Agreement between  Marlin  F.  Torguson  and  Casino  Magic  Corp.
10.3                    Deleted
10.4                    Deleted
10.5                    Deleted
10.6(a)(1)*          Incentive  Stock  Option  Plan.
10.6(b)(2)*        Amendment adopted on May 13, 1993 to Incentive Stock Option
Plan.
10.6(c)(2)*        Amendment adopted on May 14, 1993 to Incentive Stock Option
Plan.
10.7(1)                    Lease  Agreement  dated April 4, 1992 between G & W
Enterprises,  Inc.  and  Biloxi  Casino  Corp.
10.8                    Deleted
10.11                    Deleted
10.12(2)        Public Trust Tidelands Lease dated May 27, 1993 between Biloxi
Casino  Corp.  and  the  State  of  Mississippi.
10.13(2)         Lease Agreement dated November 23, 1992 between Gary Gollott,
Tommy  Gollott  and  Tyrone  Gollott,  and  Biloxi  Casino  Corp.
10.14(2)        Promissory Note dated October 14, 1993 in the principal sum of
$67,500,000 issued by Mardi Gras Casino Corp. in favor of Casino Magic Finance Corp.
10.15(2)        Promissory Note dated October 14, 1993 in the principal sum of
$67,500,000  issued  by  Biloxi  Casino Corp. in favor of Casino Magic Finance
Corp.
10.16(2)         Guaranty dated October 14, 1993 by Mardi Gras Casino Corp. of
Biloxi  Casino  Corp.  Note.
10.17(2)       Guaranty dated October 14, 1993 by Biloxi Casino Corp. of Mardi
Gras  Casino  Corp.  Note.
10.18(2)       First and Second Deeds of Trust dated October 14, 1993 by Mardi
Gras  Casino  Corp.  in  favor  of  Casino  Magic  Finance  Corp.
10.19(2) First and Second Deeds of Trust dated October 14, 1993 by Biloxi Casino Corp. in favor of Casino Magic Finance Corp.
10.20(2) First and Second Leasehold Deeds of Trust dated October 14, 1993 for G&W Lease.
10.21(2) First and Second Leasehold Deeds of Trust dated October 14, 1993 for Gollott Lease.
10.22(2) First and Second Leasehold Deeds of Trust dated October 14, 1993 for State of Mississippi Lease.
10.23(2)          Assignments  of  Deeds  of  Trust  dated  October  14, 1993.
10.24(2)        Pledge and Security Agreement I & II dated October 14, 1993 of
Mardi  Gras  Casino  Corp.
10.25(2)        Pledge and Security Agreement I & II dated October 14, 1993 of
Biloxi  Casino  Corp.
10.26(2) Assignment and Pledge Agreement dated October 14, 1993 of Casino Magic Finance Corp.
10.27                    Deleted
10.28                    Deleted
10.29                    Deleted
10.30                    Deleted
10.31                    Deleted
10.32(4) Option Agreement dated March 2, 1994 between Anthony's Hawthorne, Inc. and Boston Casino Corp.
10.33(4) Option Mortgage dated March 2, 1994 by Anthony's Hawthorne, Inc. in favor of Boston Casino Corp.
10.34(4)        Guaranty dated March 2, 1994 by Casino Magic Corp. in favor of
Anthony's  Hawthorne,  Inc.
10.35(4)       Option Agreement dated July 2, 1993 between Atlantic Land Corp.
and  Casino  Magic  Corp.  to  acquire real estate located in Mobile, Alabama.
10.36(4)       Option Agreement dated July 13, 1993 between Marshall J. Demouy and Edward F. Murray, Jr., as Trustees and Casino Magic Corp. to acquire real estate located in Mobile, Alabama.
10.37(4)       Option Agreement dated July 13, 1993 between Marshall J. Demouy and Edward F. Murray, Jr., as Trustees and Casino Magic Corp. to acquire real estate located in Mobile, Alabama.
10.38(4)          Option  to Lease Real Estate dated December 11, 1993 between
Opportunity Options, Inc. and Casino Magic Corp. to lease real estate located in Crawford County, Indiana.
10.39                    Deleted
10.40                    Deleted
10.41                    Deleted

10.42          Deleted
10.43          Deleted
10.44(6)*       Employment Agreement dated September 1, 1994 between Robert A.
Callaway  and  Casino  Magic  Corp.
10.45          Deleted
10.46          Deleted
10.47          Deleted
10.48          Deleted
10.49          Deleted
10.50(7)        Concession Contract for the Management, Operation, Maintenance
and Related Services of the Gaming Houses of the Provincial Casino in the Cities of Neuquen and San Martin De Los Andes dated December 21, 1994 between the Province of Neuquen and Casino Magic Neuquen, S.A. (English translation).
10.51                    Deleted
10.52(7)       Option Agreement dated February 14, 1995 among Estate of Janice
Small, Ronald W. Brewer, executor, and Casino Magic Corp. for real estate in Crawford County, Indiana.
10.53(7)       Option Agreement dated January 11, 1994 between Terry Roser and
Eddie P. Roser (collectively) and Casino Magic Corp. for real estate in Crawford County, Indiana.
10.54                    Deleted
10.55                    Deleted
10.56(7)          Consulting Agreement between Casino Magic Corp. and National
Gaming  Consultants,  Inc.  dated  January  15,  1994.
10.57                    Deleted
10.58                    Deleted
10.59                    Deleted
10.60                    Deleted
10.61                    Deleted
10.62                    Deleted
10.63                    Deleted
10.64(7)       Option Agreement dated January 11, 1994 between Tower Orchards,
Inc.  and  Casino  Magic  Corp.  for  real estate in Crawford County, Indiana.
10.65                    Deleted
10.66                    Deleted
10.67                    Deleted
10.68                    Deleted
10.69          Deleted
10.70          Deleted
10.71          Deleted
10.72          Deleted
10.73          Deleted
10.74          Deleted
10.75          Deleted
10.76          Deleted
10.77(9)         Extension of Exclusive Option to Purchase dated June 26, 1995 between Atlantic Land Corp. and Casino Magic Corp. to acquire real estate located in Mobile, Alabama.
10.78(9)      Registration Agreement dated June 26, 1995 between Atlantic Land
Corp.  and  Casino  Magic  Corp.
10.79(9)      Stock Option Agreement dated June 26, 1995 between Atlantic Land
Corp.  and  Casino  Magic  Corp.
10.80*          Deleted
10.81(10)*      Employment Agreement dated October 2, 1995 between the Company
and  Jay    S.  Osman
10.82(10)     Lease Agreement dated September 29, 1995 between the Company and
the  State  of    Mississippi
10.83(10)      Memorandum of Understanding dated May, 1995 between the Company
and  Lakes  Region    Greyhound  Park.
10.84                    Deleted
10.85                    Deleted

10.86                    Deleted
10.87                    Deleted
10.88          Deleted
10.89          Deleted
10.90          Deleted
10.91                    Deleted
10.92(11*         Employment Agreement between Casino Magic Corp. and James E.
Ernst  dated  December  20,  1995.
10.93                    Deleted
10.94                    Deleted
10.95(11) Purchase Agreement between Casino Magic Corp., Jefferson Casino Corporation, C-M of Louisiana, Inc. and Capital Gaming International, Inc. dated February 21, 1996. [Crescent City].
10.96(11) Amendment to an option agreement between Boston Casino Corp. and Anthony's Hawthorne, Inc. dated January 22, 1996.
10.97                    Deleted
10.98(11)         Non-Statutory Stock Option Agreement dated December 20, 1995 between  James  E.  Ernst  and  Casino  Magic  Corp.
10.99                    Deleted
10.100                    Deleted
10.101                    Deleted
10.102                    Deleted
10.103 Loan Participation Agreement dated June 28, 1996 by and between BNC National Bank and Casino Magic American Corp.
10.104(16)*       Employment Agreement dated June 25, 1996 between Ken Schultz and  Casino  Magic  Corp.
10.105(16)*       Employment Agreement dated July 2, 1996 between Juris Basens and  Casino  Magic  Corp.
10.106(16)* Employment Agreement dated July 11, 1996 between David Paltzik and Casino Magic Corp
10.107(16)         Agreement dated December 12, 1996 among Touristiki Georgiki
Exagogiki, S.A., Parral Compania Naviera, S.A., Casino Magic (Europe) B.V., Casino Magic Hellas Management Services S.A. and Casino Magic Corp. relating to the termination of Joint Venture Agreement and the Management Agreement between the parties.
10.108(16)         Agreement dated December 12, 1996 among Touristiki Georgiki
Exagogiki, S.A., Parral Compania Naviera, S.A., Casino Magic (Europe) B.V., Casino Magic Hellas Management Services S.A., Casino Magic Corp. and Murbec Inc. relating to the purchase of Porto Carras Casino S.A.
10.109(16)         Amendment to Operating Agreement of Kansas Gaming Partners,
L.L.C.  dated  January  22,  1997.
10.110(17)         Purchase agreement for sale of Registrant's 49% interest in
Casino  Magic  Neuqu  n,  S.A.  to  Crown  Casino  Corp.
10.111(17) Purchase agreement for sale of Crescent City Queen riverboat to Hollywood Park, Inc. for $11.7 million.
10.112(18)       Agreement and Plan of Merger dated February 19, 1997, between
Casino  Magic  Corp.  Hollywood  Park,  Inc.  and  HP  Acquisition  II,  Inc.
10.113*               Change in control severance plan for officers and casino
managers  effective  1/23/98.
18. Letter from Arthur Andersen LLP regarding change in accounting principal or practice.
21.1                    Subsidiaries  of  Casino  Magic  Corp.
23.1                    Consent  of  Independent  Public  Accountants.
27.                    Financial  Data  Schedule  (filed electronically only).

*  Indicates  management  contracts  and  compensatory plans and arrangements.

(1) Incorporated by reference to the Registrant's Registration Statement (No. 33-51438) on Form S-1 dated August 28, 1992.
(2) Incorporated by reference to the Registrant's Registration Statement (No. 33-71572) on Form S-4 dated November 12, 1993.

(3) Incorporated by reference to Amendment No. 2 to the Registrant's Registration Statement (No. 33-71572) on Form S-4 dated February 3, 1994.
(4) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.
(5) Incorporated by reference to Amendment No. 3 to the Registrant's Registration Statement (No. 33-51438) on Form S-1 dated October 21, 1992.
(6) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 1994.
(7) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the Fiscal Year ended December 31, 1994.
(8) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 1995.
(9) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 1995.
(10) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 1995.
 (11) Incorporated by reference to Registrant's Annual Report on Form 10-K for the period ended December 31, 1995.
(12) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 1996.
(13) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 1996.
(14)          Incorporated  by  reference  to  Casino Magic of Louisiana Corp.
Registration  Statement  (No.  333-14535)  on Form S-4 dated October 21, 1996.
(15)      Incorporated by reference to the Registrant's Form 8-K filed May 28,
1996.
(16) Incorporated by reference to Registrant's Annual Report on Form 10-K for the period ended December 31, 1996.
(17) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 1997
(18) Incorporated by reference to Registrant's Report on Form 8-K filed March 4, 1998


 (D) Financial Statements required by Regulation S-X which are excluded from the Annual Report to Shareholders.
       None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

     CASINO  MAGIC  CORP.

Dated:    March  30,  1998          By:  /s/  James  E.  Ernst
     James  E.  Ernst.,  President
     and  Chief  Executive  Officer
 .
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the
Registrant  and  in  the  capacities  and  on  the  dates  indicated.

     SIGNATURE          TITLE            DATE

/s/  Marlin  F.  Torguson          Chairman  of  the  Board     March 30, 1998
Marlin  F.  Torguson

/s/  James  E.  Ernst          President  and  Chief          March  30,  1998
James  E.  Ernst          Executive  Officer
     (principal  executive  officer)

/s/  Jay  S.  Osman          Chief  Financial          March  30,  1998
Jay  S.  Osman          Officer  and  Treasurer  (principal
     financial  and  accounting  officer)

/s/  Roger  H.  Frommelt          Director            March  30,  1998
Roger  H.  Frommelt

/s/E.  Thomas  Welch          Director          March  30,  1998
E.  Thomas  Welch
                                      29

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

Consolidated  Statements  of  Shareholders'  Equity          F-6

Consolidated  Statements  of  Cash  Flows          F-8

Notes  to  Consolidated  Financial  Statements          F-11

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To  the  Board  of  Directors  of  Casino  Magic  Corp.:
We have audited the accompanying consolidated balance sheets of Casino Magic Corp. (a Minnesota corporation) and subsidiaries (the Company) as of December 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Casino Magic Corp. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.




                                                           ARTHUR ANDERSEN LLP


New  Orleans,  Louisiana
February  27,  1998


                           CASINO MAGIC CORP. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF OPERATIONS

                                    YEARS ENDED DECEMBER 31,

                                                  1997           1996           1995
                                              -------------  -------------  -------------
REVENUES:
   Casino                                     $246,320,048   $167,153,012   $165,997,836
   Food, beverage and rooms                     10,784,762      8,080,067      8,392,529
   Royalty and management fees                           -      3,099,407      2,224,351
   Other Operating revenues                      4,369,206      1,945,357      1,108,049
                                              -------------  -------------  -------------
                                               261,474,016    180,277,843    177,722,765
                                              -------------  -------------  -------------
COSTS AND EXPENSES:
   Casino                                      118,467,492     74,943,304     69,654,888
   Food and beverage                            10,756,505      7,351,838      6,795,164
   Rooms                                           639,778      1,039,081      1,224,685
   Other operating costs and expenses            4,292,276      2,807,038      1,333,183
   Advertising and marketing                    36,427,434     20,901,821     25,873,832
   General and administrative                   26,425,200     24,216,613     28,501,308
   Property operation, maintenance and
     energy cost                                11,210,297      7,433,262      4,057,144
   Rents, property taxes and insurance           7,891,199      5,991,261      4,314,355
   Depreciation and amortization                20,246,663     18,346,202     15,768,546
   Preopening expenses                                   -      6,554,535      1,818,715
   Development expenses                            562,419      1,849,583      2,228,549
   Write-off capitalized costs relating to
     inactive developments                               -              -     11,381,945
                                              -------------  -------------  -------------
                                               236,919,263    171,434,538    172,952,314
                                              -------------  -------------  -------------
INCOME FROM OPERATIONS                          24,554,753      8,843,305      4,770,451
OTHER (INCOME) EXPENSE:
   Interest expense                             34,723,613     25,071,767     17,436,904
   Interest capitalized                         (1,963,955)    (5,717,494)      (867,236)
   Interest income                              (1,375,100)    (1,436,468)      (803,624)
   Loss from unconsolidated subsidiaries           505,424     26,501,808        112,250
   Write-off of capitalized costs primarily
     relating to joint ventures                          -              -      2,210,219
   Other                                        (1,555,201)       689,221        204,981
                                              -------------  -------------  -------------
                                                30,334,781     45,108,834     18,293,494
                                              -------------  -------------  -------------
INCOME (LOSS) BEFORE INCOME TAXES AND
   MINORITY INTEREST IN INCOME OF SUBSIDIARY    (5,780,028)   (36,265,529)   (13,523,043)

INCOME TAX BENEFIT                              (1,935,000)    (4,676,182)    (3,230,864)
MINORITY INTEREST                                1,404,180              -              -
                                              -------------  -------------  -------------
NET LOSS                                      $ (5,249,208)  $(31,589,347)  $(10,292,179)
                                              =============  =============  =============
NET LOSS PER COMMON SHARE:
   BASIC                                      $      (0.15)  $      (0.89)  $      (0.31)
                                              =============  =============  =============
   DILUTED                                    $      (0.15)  $      (0.89)  $      (0.31)
                                              =============  =============  =============
AVERAGE SHARES AND EQUIVALENTS OUTSTANDING:
   BASIC                                        35,662,616     35,448,068     33,260,904
                                              =============  =============  =============
   DILUTED                                      35,662,616     35,448,068     33,260,904
                                              =============  =============  =============

SEE  NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS.

                      CASINO MAGIC CORP. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                     ASSETS

                                       DECEMBER 31,

                                                         1997          1996
                                                     ------------  ------------
CURRENT ASSETS:
   Cash and cash equivalents                         $ 20,901,510  $ 17,561,512
   Restricted Cash                                         85,000    16,984,654
   Restricted Marketable Securities                    10,629,405             -
   Prepaid expenses                                     3,330,041     2,844,995
   Notes and accounts receivable, net                   3,781,945     2,889,486
   Other current assets                                 1,012,886       873,676
                                                     ------------  ------------
       Total current assets                            39,740,787    41,154,323
                                                     ------------  ------------

PROPERTY AND EQUIPMENT, NET                           263,993,452   243,692,571
                                                     ------------  ------------
OTHER LONG-TERM ASSETS:
   Notes receivable                                     3,385,198     4,119,700
   Investments in unconsolidated subsidiaries             713,035       957,831
   Options and land deposits                                    -     2,282,244
   Foreign casino concession agreement, net of
     accumulated amortization of $2,846,685 in
     1997 and $1,897,790 in 1996                        8,540,055     9,488,950
   Deferred gaming license cost, net of
     accumulated amortization of $2,013,838 in 1997
     and $395,489 in 1996                              38,048,426    38,337,333
   Property held for development                          525,000     3,040,357
   Property held for sale                               5,606,265    15,108,541
   Debt issuance costs, net of accumulated
    amortization of $4,289,382 in 1997 and
     $2,506,133 in 1996                                 8,957,645    10,195,688
   Deposits and other                                   3,194,954     1,421,979
                                                     ------------  ------------
       Total other long-term assets                    68,970,578    84,952,623
                                                     ------------  ------------
                                                     $372,704,817  $369,799,517
                                                     ============  ============

SEE  NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS.


                       CASINO MAGIC CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                        DECEMBER 31,

                                                        1997           1996
                                                    -------------  -------------
CURRENT LIABILITIES:
  Notes and contracts payable                       $    305,925   $  4,708,603
   Current maturities of long-term debt                8,590,945      4,648,638
   Accounts Payable                                    9,323,949      7,945,068
   Accrued Expenses                                   11,522,887     11,320,101
   Accrued Interest                                    9,783,784      8,830,040
   Accrued payroll and related benefits                7,719,441      8,341,720
   Accrued progressive gaming liabilities              1,445,257      1,121,623
   Other current liabilities                           2,338,909        731,018
                                                    -------------  -------------
       Total current liabilities                      51,031,097     47,646,811
                                                    -------------  -------------

DEFERRED INCOME TAXES                                          -        266,761
                                                    -------------  -------------
OTHER LONG-TERM LIABILITIES AND MINORITY INTEREST      8,748,212              -
                                                    -------------  -------------
LONG-TERM DEBT, NET OF CURRENT MATURITIES            253,471,219    258,261,231
                                                    -------------  -------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
   Common stock, $0.01 par, 50,000,000 shares,
     authorized 35,722,124 issued and outstanding
     in 1997 and 35,637,083 in 1996 issued and
    outstanding                                          357,221        356,371
   Undesignated stock, 2,500,000 shares
     authorized, None issued                                   -              -
   Additional paid-in capital                         67,122,852     67,123,702
   Retained earnings (deficit)                        (7,762,270)    (2,513,062)
   Unrealized holding loss on securities                       -       (850,156)
   Less unearned compensation                           (263,514)      (492,141)
                                                    -------------  -------------

       Total shareholders' equity                     59,454,289     63,624,714
                                                    -------------  -------------

                                                    $372,704,817   $369,799,517
                                                    =============  =============

SEE  NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS.


                                  CASINO MAGIC CORP. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY



                                                                                             Foreign
                                                Common Stock                Additonal       currency
                                                   Shares      Amount    paid-in capital   adjustment
                                                ------------  --------  -----------------  -----------
BALANCE AT DECEMBER 31, 1994                      29,961,750  $299,618  $     41,127,168            -
   Amortization of unearned compensation                   -         -                 -            -
   Write-off of unearned compensation                      -         -        (1,642,886)           -
   Stock options granted to executive officers             -         -           101,563            -
   Vested stock grants to executive officers          16,250       162              (162)           -
   Net proceeds from exercise of employee
     stock options                                   308,564     3,086           376,726            -
   Net proceeds from common stock issued
     pursuant to Reg. S                            1,771,000    17,710         8,303,095            -
   Stock issued for consultants' compensation         12,000       120            63,632            -
   Stock issued for land                           3,210,000    32,100        17,758,277            -
   Foreign currency translation                            -         -                 -     (224,195)
   Net loss                                                -         -                 -            -
BALANCE AT DECEMBER 31, 1995                      35,279,564  $352,796  $     66,087,413     (224,195)
   Amortization of unearned compensation                   -         -                 -            -
   Stock options granted to executive officers             -         -           567,188            -
   Net proceeds from exercise of warrants                  -         -               500            -
   Net proceeds from exercise of employee
     and non-employee director stock options         357,519     3,575           453,654            -
   Casino One Corp. acquisition                            -         -            14,947            -
   Unrealized Holding Loss on Securities
     Available for Sale                                    -         -                 -            -
   Foreign currency translation adjustment                 -         -                 -      224,195
   Net loss                                                -         -                 -            -
                                                                                           -----------
BALANCE AT DECEMBER 31, 1996                      35,637,083  $356,371  $     67,123,702            -
   Amortization of unearned compensation
   Vested stock grants to executive officers          85,041       850              (850)
     Available for Sale
   Loss on Securities
   Net loss
BALANCE AT DECEMBER 31, 1997                      35,722,124  $357,221  $     67,122,852            -
                                                ============  ========  =================  ===========


SEE  NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS.


                                       CASINO MAGIC CORP. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (CONTINUED)



                                                Unrealized holding     Retained          Less
                                                loss on securities     (deficit)       Unearned
                                                available for sale     earnings      compensation       Total
                                                -------------------  -------------  --------------  -------------
BALANCE AT DECEMBER 31, 1994                                     -   $ 39,368,464   $  (1,218,751)  $ 79,576,499
   Amortization of unearned compensation                         -              -         470,962        470,962
   Write-off of unearned compensation                            -              -         735,819       (907,067)
   Stock options granted to executive officers                   -              -        (101,563)             -
   Vested stock grants to executive officers                     -              -               -              -
   Net proceeds from exercise of employee
     stock options                                               -              -               -        379,812
   Net proceeds from common stock issued
     pursuant to Reg. S                                          -              -               -      8,320,805
   Stock issued for consultants' compensation                    -              -               -         63,752
   Stock issued for land                                         -              -               -     17,790,377
   Foreign currency translation                                  -              -               -       (224,195)
   Net loss                                                      -    (10,292,179)              -    (10,292,179)
BALANCE AT DECEMBER 31, 1995                                     -   $ 29,076,285   $    (113,533)  $ 95,178,766
   Amortization of unearned compensation                         -              -         188,580        188,580
   Stock options granted to executive officers                   -              -        (567,188)             -
   Net proceeds from exercise of warrants                        -              -               -            500
   Net proceeds from exercise of employee
     and non-employee director stock options                     -              -               -        457,229
   Casino One Corp. acquisition                                  -              -               -         14,947
   Unrealized Holding Loss on Securities
     Available for Sale                                   (850,156)             -               -       (850,156)
   Foreign currency translation adjustment                       -              -               -        224,195
   Net loss                                                           (31,589,347)                   (31,589,347)
                                                                     -------------                  -------------
BALANCE AT DECEMBER 31, 1996                              (850,156)  $ (2,513,062)  $    (492,141)  $ 63,624,714
   Amortization of unearned compensation                                                  228,627        228,627
   Vested stock grants to executive officers                                                                   -
   Loss on Securities                                                                                          -
     Available for Sale                                    850,156                                       850,156
   Net loss                                                            (5,249,208)                    (5,249,208)
BALANCE AT DECEMBER 31, 1997                                     -   $ (7,762,270)  $    (263,514)  $ 59,454,289
                                                ===================  =============  ==============  =============

SEE  NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS.


                                             CASINO MAGIC CORP. AND SUBSIDIARIES
                                            CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                      YEARS ENDED DECEMBER 31,

                                                                                         1997          1996          1995
                                                                                      -----------  ------------  ------------
Cash flows from operating activities:
   Net loss                                                                           (5,249,208)  (31,589,347)  (10,292,179)
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation                                                                     17,655,235    16,263,270    13,387,345
     Amortization                                                                      2,591,428     2,082,932     2,381,201
     Loss (gain) on disposal of property and equipment                                (2,632,633)      339,056       466,712
     Amortization of original issue discount and deferred
       debt issuance costs                                                             1,966,074     1,496,259       954,351
     Amortization of unearned stock compensation, net of recoveries                      228,627       188,580      (436,105)
     Consultantscompensation recognized on issuance of stock                                   -             -        63,752
     Gain on contract settlement                                                               -             -      (855,000)
     Write-off of preopening costs, development project
       costs, land options and deposits & property held
       for development                                                                         -     7,054,532    12,104,212
     Net loss on investment in unconsolidated subsidiaries                               505,424    22,436,241       112,250
     Minority interest                                                                 1,404,180             -             -
     Decrease in income tax receivable                                                         -     4,225,047     1,899,459
     (Increase) decrease in prepaid expenses                                            (507,361)       88,861     1,634,019
     Decrease in notes and accounts receivable, net                                    2,327,826      (147,705)   (4,753,232)
     Decrease in deferred income taxes - current                                       3,157,856     2,923,171      (720,628)
     Increase in other current assets                                                   (139,210)     (277,793)     (129,225)
     Decrease in net deferred income tax liability - non current                        (266,759)   (4,173,197)   (1,063,610)
     Increase (decrease) in accounts payable                                          (2,251,299)    2,924,820      (389,241)
     Increase (decrease) in accrued expenses                                           3,595,066    (4,278,518)   (2,026,436)
     Increase in accrued interest                                                        888,886     3,487,883       208,449
     Increase (decrease) in accrued payroll and related benefits                        (622,279)    1,255,364     2,236,447
     Increase (decrease) in accrued progressive gaming liabilities                       323,634        55,376      (393,866)
     Decrease in income taxes payable                                                    805,716      (228,591)      959,609
                                                                                      -----------  ------------  ------------
          Net cash provided by operating activities                                   23,781,203    24,126,241    15,348,284
                                                                                      -----------  ------------  ------------

SEE  NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS.


                                     CASINO MAGIC CORP. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                              YEARS ENDED DECEMBER 31,

                                                                         1997          1996          1995
                                                                     ------------  ------------  ------------
Cash flows from investing activities:
     Proceeds from sale of property and equipment                     19,895,616     1,436,821       173,389
      Acquisitions of property and equipment                         (37,176,995)  (67,850,010)  (11,396,332)
      Acquisitions of gaming license                                           -   (15,250,000)            -
     Acquisitions of property held for sale                             (126,400)       40,437             -
     Investments in unconsolidated subsidiaries                         (260,628)     (651,206)   (6,117,636)
     Expenditures for organizational and acquisition cost                      -          (359)      (80,788)
     Expenditures for land options and deposits                                -      (480,000)   (1,326,130)
     Expenditures for development and preopening costs                         -    (6,554,535)     (130,794)
     (Increase) decrease in deposits and other long-term assets       (2,920,936)    2,530,873    (1,898,786)
     (Increase) decrease in marketable securities                    (10,629,405)            -    10,244,233
                                                                     ------------  ------------  ------------
          Net cash provided by (used in)  investing activities       (31,218,748)  (86,777,979)  (10,532,844)
                                                                     ------------  ------------  ------------

Cash flows from financing activities:
     Proceeds from issuance of debt or notes payable                   6,350,000   121,043,749       202,011
     Payments of debt issuance costs                                    (349,955)   (5,419,575)       (2,000)
     Principal payments on notes payable                              (4,606,480)   (1,010,180)   (1,185,342)
     Principal payments on long-term debt                             (7,515,676)  (48,644,469)   (2,261,096)
     Net proceeds from sale of common stock                                    -        14,947     8,320,805
     Net proceeds from exercise of employee stock options                      -       457,734       379,812
                                                                     ------------  ------------  ------------
          Net cash provided by (used in) financing activities         (6,122,111)   66,442,206     5,454,190
                                                                     ------------  ------------  ------------

Net increase (decrease) in cash and cash equivalents                 (13,559,656)    3,790,468    10,269,630
Cash and cash equivalents, beginning of period                        34,546,166    30,755,698    20,486,068
                                                                     ------------  ------------  ------------
Cash and cash equivalents, including restricted cash, end of period   20,986,510    34,546,166    30,755,698
                                                                     ============  ============  ============

SEE  NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS.



                                  CASINO MAGIC CORP. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                                          YEARS ENDED DECEMBER 31,

                                                                    1997         1996         1995
                                                                 -----------  -----------  -----------
Interest paid, net of amount capitalized                         29,551,551   12,379,128   15,406,868
Income taxes paid, net of refunds                                (6,382,324)  (7,604,043)  (4,236,206)

Supplemental schedule of non-cash operating, investing, and financing activities:

Other current assets                                                 22,315            -            -
Other current liabilities                                           302,758            -            -
Property and equipment and other asset acquisitions financed
  with short-term notes payable                                           -            -      850,208
Property and equipment and other asset acquisitions included in
  accounts and construction payable and accrued expenses          1,805,945    5,455,469      177,091
Gaming license acquisition financed with long-term debt                   -   21,617,612            -
Land acquired through the issuance of common stock                        -            -   22,140,969
Property and equipment under capital leases                         375,891       81,114       63,632
Property and equipment and property held for sale financed
  with long-term debt                                                     -   30,728,879            -
Consulting services performed for common stock                            -            -       63,752
Common stock granted to officers                                          -      567,188      101,563
Commitment for land options                                               -            -     (156,725)

SEE  NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS.

                     CASINO MAGIC CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.          SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES:
ORGANIZATION  AND  BASIS  OF  PRESENTATION:
Casino Magic Corp. and Subsidiaries is an international gaming company with operations in Bay Saint Louis, Mississippi ("Casino Magic-BSL"), Biloxi, Mississippi ("Casino Magic-Biloxi"), Bossier City, Louisiana ("Casino Magic-Bossier City"), and the Argentina Province of Neuquen in the cities of Neuqu n City and San Mart n de los Andes ("Casino Magic-Neuquen"). Unless the context requires otherwise, reference in this Annual Report to the "Company" means Casino Magic Corp. and its relevant subsidiaries, and reference to "Casino Magic" means Casino Magic Corp.
The consolidated financial statements include the accounts of Casino Magic Corp. and its wholly-owned and majority-owned subsidiaries.
All significant intercompany accounts and transactions have been eliminated. CASINO REVENUES AND COMPLIMENTARIES:
In accordance with common industry practice, casino revenues are the net of gaming wins less losses. Revenues exclude the retail value of complimentary rooms, food and beverage furnished gratuitously to customers. The estimated departmental costs of providing rooms is not significant, and the estimated departmental costs of providing food and beverage services are included in casino expense as follows:

     YEARS  ENDED  DECEMBER  31,

1997            1996         1995
-----------  -----------  -----------
21,846,000  $13,838,000  $12,072,000
===========  ===========  ===========


CASH  AND  CASH  EQUIVALENTS:
For purposes of the consolidated balance sheets and statements of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.
MARKETABLE  SECURITIES:
The Company holds U.S. agency securities as held to maturity and as such, the investments are recorded at amortized costs, which, based on the short term nature of the investments approximates fair value.
RESTRICTED  FUNDS:
The Louisiana First Mortgage Notes (See Note 8), restrict the use of certain cash amounts. At December 31, 1997, funds relating to the net proceeds from the sale of the Crescent City Queen Riverboat ($11.7 million) are restricted to be used for capital improvements at Casino Magic-Bossier City. The balances that remain in these restricted accounts at December 31, 1997 are shown as restricted marketable securities. At December 31, 1996, funds shown as restricted cash relate to proceeds from the issuance of the Louisiana First Mortgage Notes and were restricted for use in the original construction of the land based pavilion and facilities at Casino Magic-Bossier City. PROPERTY AND EQUIPMENT:
Property  and  equipment  are  stated  at  cost.    Depreciation,  including
amortization of capital leases and leasehold improvements, is computed using the straight-line method. Estimated useful lives for property and equipment are 15 - 31 years for barges and buildings, life of the lease for leasehold improvements and 5-7 years for furniture and equipment.

                      CASINO MAGIC CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.          SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED):
PROPERTY  AND  EQUIPMENT  (CONTINUED):
Normal repairs and maintenance are charged to expense when incurred. Expenditures which materially extend the useful life of capital assets are capitalized.
In June 1997, the Company changed the depreciable lives on the asset categories, land improvements, buildings and improvements, and barges and improvements from originally estimated useful lives of 10 or 15 years to 31 years. The useful lives for these assets originally reflected their tax lives and have been changed to anticipated useful lives. These changes reduced the December 31, 1997, net loss by $859,796 and the loss share by $0.02. Excluding the change in depreciable lives net loss and earnings per share would have been $(6,109,004) and $(0.17), respectively.
INVESTMENTS  IN  UNCONSOLIDATED  SUBSIDIARIES:
Investments in unconsolidated subsidiaries where the Company exercises significant influence are accounted for under the equity method. OPTIONS AND LAND DEPOSITS:
The costs of land options are amortized over the life of the option until such time as the option is exercised or considered impaired by Management. As of December 31, 1997, all land options were fully reserved.
AMORTIZATION  OF  INTANGIBLES:
Deferred charges relating to debt issuance costs and original issue discounts on long-term debt instruments are amortized over the life of the related debt using the effective interest rate method to provide a constant yield. Included under other long term assets is "Deferred gaming license cost." Deferred gaming license cost represents the estimated fair value of the Louisiana gaming license, an asset acquired in conjunction with the purchase of Crescent City Development Corporation ("Crescent City" see Note 5). This cost is being amortized on a straight-line basis over twenty-five years, the estimated period to be benefited by the license which commenced at the time gaming operations began in Bossier City.
The costs capitalized to acquire the foreign casino concession agreement are being amortized on a straight-line basis over the twelve-year life of the agreement.
DEVELOPMENT  AND  PREOPENING  COSTS:
All internal salary and related costs of the Company's development activities are expensed as incurred. Amounts paid for outside consultants and professional fees are expensed until gaming has been legalized in the jurisdiction, the Company has an approved site and there is a reasonable likelihood that the Company will be granted a gaming license. Preopening costs are capitalized then expensed when the related business commences operations.
INCOME  TAXES:
Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

                      CASINO MAGIC CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.          SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED):
EARNINGS  PER  SHARE:
In February 1997, the Financial Accounting Standards Board issued Statement No. 128 ("FAS 128"), "Earnings Per Share", which simplifies the computation of earnings per share ("EPS"). FAS 128 is effective for financial statements issued for periods ending after December 15, 1997, and requires restatement for all prior period earnings per share data presented. Under FAS 128, the Company computes two earnings per share amounts - basic EPS and EPS assuming dilution. Basic Weighted average number of shares of common stock outstanding for the 1997, 1996 and 1995 periods were 35,662,616, 35,448,068 and 33,260,904 respectively. EPS assuming dilution is based on the weighted average number of shares of common stock outstanding for the periods, including common equivalent shares which reflect the dilutive effect of stock options granted to certain employees and outside directors on various dates through December 31, 1997. Dilutive options that are issued during a period or that expire or are cancelled during a period are reflected in EPS assuming dilution computations for the time they were outstanding during the periods being reported. There were no common equivalent shares for 1997, 1996 and 1995. For the years ended December 31, 1997, 1996 and 1995, the Company had
2,943,535,  2,320,292,  and  2,2107,642  options  which  were  considered antidilutive as a result of the exercise price of the options exceeding the average price for the period, or that the Company had a net loss for the period and therefore are not included in the calculation of common
CERTAIN  SIGNIFICANT  RISKS  AND  UNCERTAINTIES:
GAMING REGULATION LICENSING. The Company has gaming operations in the United States and abroad that depend on the continued licensability or qualification of the Company and subsidiaries that hold gaming licenses in various jurisdictions. Such licensing and qualifications are reviewed periodically by the gaming authorities in those jurisdictions.
COMPETITION. The gaming industry is extremely competitive and the Company faces competition from new developments in both the United States, specifically on the Mississippi Gulf Coast and in Louisiana, and abroad.
FOREIGN  OPERATIONS.    The  Company  has  investments  and  net  assets  of
approximately $9 million in gaming operations outside of the United States which are subject to risks associated with the distance of these casino facilities from the Company's executive offices, the stability of the relevant government, regulations imposed by foreign governments, the continued ability to repatriate cash, and currency exchange issues.
SEVERE WEATHER. The Mississippi Gulf Coast is subject to severe weather, including hurricanes. Severe weather could cause damage to one or both of the Company's Mississippi casino facilities. The Company maintains insurance against casualty losses resulting from severe weather and against business interruption. Such insurance may not adequately compensate the Company for loss of profits resulting from severe weather.
CONSTRUCTION. Risk include cost overruns, delay in receipt of governmental approvals, shortages in materials or skilled labor, labor disputes, unforeseen environmental or engineering problems, work stoppage, fire and other natural disasters, construction scheduling problems and weather interferences, any of which, if it occurred, could delay construction or result in a substantial increase in costs to the Company.
PERVASIVENESS OF ESTIMATES. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
RECLASSIFICATIONS:
Certain reclassifications have been made to the 1996 and 1995 amounts to conform with the December 31, 1997 presentation.
                                     F-13

                      CASINO MAGIC CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
2.          PROPOSED  MERGER  :
On February 19, 1998, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Hollywood Park, Inc. ("Hollywood"), and Acquisition II, Inc. ("HP") a wholly-owned subsidiary of Hollywood. Under the Merger Agreement, the Company has agreed to merge (the "Merger") with HP. Upon such Merger, the Company shall be the surviving entity and will become a wholly-owned subsidiary of Hollywood. Upon the Merger, the shareholders of the Company will be entitled to receive $2.27 for each share of the Company's stock held.
The Merger is subject to the approval of the Company's shareholders prior to October 31, 1998, and to the approval of the Mississippi Gaming Commission, the Nevada Gaming Commission, and the Louisiana Gaming Control Board. If the Merger Agreement is terminated for certain reasons, the Company will be required to pay Hollywood $3,500,000.
The Merger Agreement restricts the ability of the Company to engage in certain transactions prior to the time of the Merger, except those which are in the ordinary course of business consistent with past practice, unless the Company obtains the consent of Hollywood, which consent may not be unreasonably
withheld.    The  Merger  Agreement  also  imposes  limits  on  the  capital expenditures and borrowing which the Company may effect, which are not inconsistent with the Company's current plans.
3.          NOTES  AND  ACCOUNTS  RECEIVABLE:
Notes  and  accounts  receivable  consist  of  the  following:


     DECEMBER  31,

                                                  1997        1996
                                               ----------  ----------
     Current:
---------------------------------------------
Notes receivable                               $  885,995  $  790,228
Accounts receivable - air charter                 156,818     548,239
Accounts receivable - trade                     3,601,778   2,505,463
Other                                             581,376     606,631
                                               ----------  ----------
                                                5,225,967   4,450,561
Less allowance for doubtful accounts            1,444,022   1,561,075
                                               ----------  ----------
Total Notes and Accounts Receivable (current)   3,781,945   2,889,486
     Noncurrent:
---------------------------------------------
Notes receivable                                3,385,198   4,119,700
                                               ----------  ----------
Total Notes and Accounts Receivable            $7,167,143  $7,009,186
                                               ==========  ==========

Included in notes receivable is a commercial loan in which the Company, through a wholly-owned subsidiary, participated in the initial amount of $5 million. The entire loan amount is $17,500,000. A consortium of lenders made the loan to the Sisseton-Wahpeton Dakota Nation, a Native American Tribe, for the construction of a casino facility on Tribal land. The term loan is repayable over a sixty-month period beginning February 1997, in monthly installments of $105,230 including principal and interest at a fixed rate of 10% through February 2002.
4.          PROPERTY  AND  EQUIPMENT:
     Property  and  equipment  consists  of  the  following:

     DECEMBER  31,

                                   1997           1996
                               -------------  -------------
Land and improvements          $ 85,020,923   $ 67,658,624
Buildings and improvements       69,193,225     44,554,665
Barges and improvements          57,568,009     55,203,063
Leasehold improvements              300,801        382,907
Furniture and equipment          75,876,943     69,663,192
Construction in progress         33,843,154     48,549,525
                               -------------  -------------
                                321,803,055    286,011,976
Less accumulated depreciation
     and amortization           (57,809,603)   (42,319,405)
                               -------------  -------------
                               $263,993,452   $243,692,571
                               =============  =============

                     CASINO MAGIC CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
5.          STOCK  ACQUISITIONS:
In May 1996, Casino Magic, through its wholly-owned subsidiary, Jefferson Casino Corporation ("Jefferson Corp") acquired Crescent City Capital Development Corp.("Crescent City") for $50 million plus the assumption of $5.7 million in equipment liabilities. Jefferson Corp paid $15 million in cash at closing and caused Crescent City to issue $35 million of 11.5% secured, three year notes. Crescent City, which was the subject of a plan of reorganization under Chapter 11 of the U.S. Bankruptcy Code, owned the Crescent City Queen riverboat ("Crescent City Riverboat"), gaming and related equipment and surveillance equipment and a license to conduct riverboat gaming operations in Louisiana. Crescent City emerged from the Bankruptcy proceedings as Casino Magic of Louisiana Corp. ("Casino Magic-Bossier City"). The Company is using Casino Magic-Bossier City's gaming license in Bossier City, Louisiana, where it currently owns 23 acres of land. Although Jefferson Corp. was required to purchase the Crescent City Riverboat to obtain the Louisiana gaming license, the Crescent City Riverboat could not be used at Casino Magic-Bossier City because of its width. Therefore, the Company purchased a casino riverboat (the "Bossier Riverboat") for use at Casino Magic-Bossier City for $20 million. The Crescent City Riverboat, was sold and the proceeds will be used to assist in the funding of the pavilion expansion and construction of a hotel at Casino Magic-Bossier City.
No assurances can be given that the proceeds from the sale of the Crescent City Riverboat and the cash flow from the operations of Casino Magic-Bossier City will be sufficient to complete such hotel and related facilities.
6.          DISPOSITIONS:
In September 1997, the Company sold the Crescent City Riverboat for $11.7 million. Other income for the period ended December 31, 1997, includes the gain on the sale of $1.4 million. The proceeds from the sale are restricted by the Indenture governing the $115 First Mortgage Notes issued by Casino Magic-Bossier City. The Indenture restriction requires the proceeds from the sale of the Crescent City Riverboat to be used for capital improvements at the Casino Magic-Bossier City facility or returned to the Indenture trustee. On June 1, 1997, the Company sold a 49% interest in its wholly-owned subsidiary, Casino Magic Neuquen S.A., for $7.0 million. The Company retained a controlling interest in Casino Magic-Neuquen and manages its two facilities located in Neuquen City and San Martin de Los Andes, Argentina for a fee equal to two percent of Casino Magic-Neuquen's gross monthly revenues. The gain of $1.3 million is recorded in other income.
At September 30, 1996, management determined that its 49% equity investment in Porto Carras Casino S.A., and notes and accounts receivable relating to unpaid management fees and royalties were impaired. Because of this impairment, management wrote off its investment in such gaming facilities in Porto Carras, Greece, ("Porto Carras") and all unpaid notes and receivables related thereto. The total charge recorded relating to the write off of Porto Carras was $26.1 million. Management's decision was based, primarily, on the results from Porto Carras after the opening of a competing casino. Although the Company anticipated some revenue loss as a result of this increased competition, the actual effects were much greater than anticipated and resulted in a $2.0 million loss from operations at Porto Carras for the month of September 1996. Despite new marketing and cost containment efforts, these losses continued; furthermore, the majority owner in Porto Carras venture was unwilling or unable to advance any funds to the operation. Additionally, the majority owner informed the Company that it did not intend to operate a substantial portion of the Porto Carras resort area, consisting of two hotels and amenities, during the 1997 season. These factors, among others, led to the Company's decision to write off its investment in Porto Carras and led to the sale of Porto Carras, for a nominal amount in December 1996.
7.          NOTES  AND  CONTRACTS  PAYABLE:
Short-term  notes  and  contracts  payable  consist  of  the  following:

     DECEMBER  31,

                              1997       1996
                            --------  ----------
Construction contracts (a)  $    382  $4,540,434
Other (b)                    305,543     168,169
                            --------  ----------
                            $305,925  $4,708,603
                            ========  ==========

                     CASINO MAGIC CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
7.          NOTES  AND  CONTRACTS  PAYABLE  (CONTINUED):
(a)          Consists of various payables relating to both fixed and cost plus contracts.
(b) In 1997, the balance consisted of five notes payable. The detail of these notes is as follows: (i) $199,763 equipment, payable in monthly installments of $15,814. (ii) $164,989 note collateralized by equipment, payable in monthly installments of $14,892. (iii) three notes totaling $12,000 collateralized by equipment, payable in total monthly installments of $500.
8.          LONG  -TERM  DEBT:
Long-term debt, including capital lease obligations, consists of the following:

     DECEMBER  31,

                                        1997           1996
                                    -------------  -------------
Notes payable, bank (a)             $  8,170,063   $  9,585,130
Equipment contracts (b)                2,099,465        622,274
Notes payable, land (c)                2,052,569      3,470,415
Other (d)                                920,422        308,514
Capital lease obligations (Note 9)       726,018      1,207,986
Louisiana First Mortgage Notes (e)   115,000,000    115,000,000
First Mortgage Notes (f)             135,000,000    135,000,000
Unamortized original
     issue discount                   (1,906,373)    (2,284,450)
                                    -------------  -------------
                                     262,062,164    262,909,869
Less current maturities               (8,590,945)    (4,648,638)
                                    -------------  -------------
                                    $253,471,219   $258,261,231
                                    =============  =============


(a) Consists of four notes payable to banks. The detail of these notes is as follows: (i) Original balance of $3,000,000 uncollateralized promissory note, payable in monthly installments of interest only through July 1996; thereafter, principal and interest based on a 60 month amortization through February 2000. The promissory note bears interest at prime plus 1% (9.5% at December 31, 1997) throughout the life of the note with a final balloon payment of $305,243 due in February 2000. (ii) Original balance of $1,700,000 note collateralized by gaming equipment. Payments of principal and interest based on a 36 month amortization through May 1998. The note bears interest at prime plus .25%. (8.75% at December 31, 1997) with a final balloon payment of $1,065,807 due in May 1998. (iii) Original balance of $3,850,000 note collateralized by the equipment. The note is payable in 10 quarterly payments of $385,000, including interest at 8.25%. (iv) Original balance of $2,500,000 uncollateralized line of credit due in March 1998 bearing interest at prime plus 1/4% (8.75% at December 31, 1997). In March 1998 this note was refinanced to a term loan payable in eighteen monthly installments of $142,760 bearing interest at 8.75%.
During 1997 the Company was not in compliance with certain debt covenants relating to notes (iii) and (iv). The Company has received a waiver of the covenants at December 31, 1997, and has restructured these covenants to allow the Company to maintain compliance.
(b) Consists of two notes payable collateralized by equipment. The detail of these notes is as follows: (i) Original balance of $946,005 note payable in eleven monthly payments of $78,833, including interest at prime plus 3%.(11.5% at December 31, 1997) with final balloon payment due at term of note. (ii) Original balance of $1,075,740 note collateralized by equipment, payable in twenty-three monthly payments of $44,823, including interest at prime plus 1%.(9.50% at December 31, 1997) with final balloon payment due at term of note. In March 1998 these notes were refinanced to a term loan payable in twenty-three monthly installments of $93,465 bearing interest at 10.5% with a final balloon payment of $101,319 due in March 2000.
                                     F-16

                     CASINO MAGIC CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
8.          LONG-TERM  DEBT  (CONTINUED):
(a) Consists of three notes payable for land acquisitions. The detail of the three notes is as follows: (i) Original balance of $700,000 note payable in monthly installments of $14,959 including interest at prime plus 2% (10.50% at December 31, 1997), through April 1999. (ii) Original balance of $870,942 note payable in monthly installments of $12,134 including interest at 8% through July 2003. (iii) Original balance of $3,000,000 note payable in monthly installments of $111,699 including interest at 8.75% through November 1998.
(b) Consists of various collateralized notes payable through the year 2004. The interest rates on these notes vary from 9.5% to 13.25% at fixed rates.
(c) On August 22, 1996, a wholly owned subsidiary of the Company, Casino Magic-Bossier City, sold $115,000,000 aggregate principal amount of 13%, First Mortgage Notes securities due in 2003 ("Louisiana First Mortgage Notes"). Contingent Interest is payable on the Louisiana First Mortgage Notes, on each interest payment date, in an aggregate amount equal to 5% of Casino
Magic-Bossier City's Adjusted Consolidated Cash Flow (as defined in the Louisiana First Mortgage Notes Indenture ("Louisiana Indenture") for the Accrual Period (as defined in the Louisiana Indenture, but generally a six month period) last completed prior to such interest payment date; provided that no Contingent Interest is payable with respect to any period prior to the Commencement Date (as defined in the Louisiana Indenture). Payment of all or a portion of any installment of Contingent Interest may be deferred, at the option of Casino Magic-Bossier City, if, and only to the extent that, (i) the payment of such portion of Contingent Interest will cause Casino Magic-Bossier City's Adjusted Fixed Charge Coverage Ratio (as defined in the Louisiana Indenture) for Casino Magic-Bossier City's most recently completed Reference Period prior to such interest payment date to be less than 1.5 to 1.0 on a pro forma basis after giving effect to the assumed payment of such Contingent Interest and (ii) the principal amount of the Louisiana First Mortgage Notes corresponding to such Contingent Interest has not then matured and become due and payable (at stated maturity, upon acceleration, upon redemption, upon maturity of a repurchase obligation or otherwise). The aggregate amount of Contingent Interest payable in any Semiannual Period will be reduced pro rata for reductions in the outstanding principal amount of notes prior to the close of business on the record date immediately preceding such payment of Contingent Interest. During 1997, the Company accrued $677,251 of contingent interest, none of which was paid.
The Louisiana First Mortgage Notes are secured by a first priority security interest, subject to permitted liens, in substantially all of the existing and future assets of Bossier City, including the Bossier Riverboat and substantially all of the other assets that comprise Casino Magic-Bossier CityThe Jefferson Guarantee will be secured by a pledge of all of the capital stock of Jefferson Casino Corp., a wholly owned subsidiary of the Company. Casino Magic-Bossier City has contractually committed to apply net proceeds from the asset sale of the Crescent City Riverboat to the construction of an entertainment facility or hotel.
The  Louisiana  First  Mortgage Notes are governed by the Louisiana Indenture.
The Louisiana Indenture pursuant to which the Louisiana First Mortgage Notes have been issued contains certain covenants that will limit the ability of Casino Magic-Bossier City and its subsidiaries to, among other things, incur additional indebtedness and issue preferred stock, pay dividends, make investments or make other restricted payments, incur liens, enter into mergers or consolidations, enter into transactions with affiliates or sell assets. The proposed merger is a Change of Control, each Holder of Louisiana First Mortgage Notes will have the right to require the Company to repurchase all or any part (equal to $1,000 or an integral multiple thereof) at an offer price in cash equal to 101% of the aggregate principal amount thereof plus accrued and unpaid interest, if any, thereon to the date of repurchase. Within 30 days following any Change of Control, the Company will mail a notice to each Holder describing the transaction or transactions that constitute the Change of Control and offering to repurchase the First Mortgage Notes pursuant to the procedures required by the Indenture and described in such notice. The Company will comply with the requirements of Rule 14e-1 under the Exchange Act and any other securities laws and regulations thereunder to the extent such laws and regulations are applicable in connection with the repurchase of the First Mortgage Notes.
The  Louisiana  First  Mortgage  Notes  are  redeemable  at  the option of the
Company.    The  redemption  amounts  are  as  follows:


August 15,
2000        106.500%
2001        104.332%
2002        102.166%

                     CASINO MAGIC CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
8.          LONG-TERM  DEBT  (CONTINUED):
(a) On October 14, 1993, a wholly owned indirect subsidiary of the Company, Casino Magic Finance Corp. ("Finance Corp."), sold $135,000,000 in aggregate principal amount of 11 1/2% First Mortgage Notes due in 2001 (the " Finance Notes") and warrants to purchase 810,000 shares of Casino Magic Corp. common stock. Proceeds from the Notes were allocated by the underwriter between the Finance Corp. and the Company based on the estimated fair market value at the time of issuance of the Finance Notes and the warrants in the amounts of $131,760,000 and $3,240,000 ($4 per warrant), respectively. The value of the warrants is treated as original issue discount for financial statement purposes, and is reflected in the balance sheet net of amortization as an adjustment to the carrying value of long-term debt. The Finance Notes are governed by an Indenture (the "Indenture") entered into on the same date between Finance Corp., the Company and IBJ Schroder Bank & Trust Company as the Trustee. Under Section 4.10 of the Indenture, the Company's ability to pay dividends on its common stock is restricted to an amount which is determined under a formula based primarily on the Company's future income, and is precluded upon the occurrence of an "Event of Default" as defined under the Indenture. Events of Default include, among other things, the failure to pay the interest or principal due on the Finance Notes, the entry of a judgment in excess of $10,000,000 against the Company or Casino Magic-BSL, Casino Magic-Biloxi and Finance Corp., which is not discharged within 60 days after entry, and the default by the Casino Magic or Casino Magic-BSL, Casino Magic-Biloxi and Finance Corp. under indebtedness due to third parties. The Indenture also contains certain covenants that restrict, among other things, the making of certain investments, payments of dividends and other distributions, the incurrence of additional indebtedness and future guarantees of indebtedness, certain transactions with shareholders and affiliates, certain mergers and consolidations, certain asset sales and the creation of certain liens. The Finance Notes are secured by a pledge of the stock of Finance Corp., Bay Saint Louis and Biloxi along with the accounts receivable, inventories, property and equipment, property held for development and deposits of Casino Magic-BSL and Casino Magic-Biloxi.
The Finance Notes are redeemable at the option of the Company. The redemption amounts are as follows:


October 15,
1997                 105.750%
1998                 103.833%
1999                 101.917%
2000 and thereafter  100.000%

Maturities of the Company's long-term debt, including capital lease obligations, as of December 31, 1997, are as follows:


YEAR ENDING DECEMBER 31,
1998                                 $  8,590,945
1999                                    3,503,955
2000                                    1,017,061
2001                                      250,963
2002                                  135,273,782
Thereafter                            115,331,829
                                     -------------
                                      263,968,535
Unamortized Original Issue Discount    (1,906,371)
                                     -------------
                                     $262,062,164
                                     =============

                                     F-18

                     CASINO MAGIC CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
9.          LEASE  COMMITMENTS:
The Company has long-term lease agreements for land for the site of Casino Magic-Biloxi and additional land at Casino Magic-BSL. The Casino Magic-Biloxi land is classified as an operating lease. The annual rental payments for the initial five-year term of the Casino Magic-Biloxi land lease began June 5, 1993, and are $550,000, $250,000, $450,000, $450,000 and $200,000 for the
first through fifth year. The land lease contains seventeen, five-year renewal options at contractually higher rentals, plus inflation adjustments not to exceed 4.5% per year.
On June 4, 1993, the Company entered into a long-term agreement with the State of Mississippi to lease 283,217 square feet of submerged lands or tidelands for Casino Magic-Biloxi. The initial lease term expires May 31, 2003, with one five year extension. Annual rental payments are due in advance on the first of June in the amount of $595,000, plus an annual increase of $45,000 for the first five years. In May 1998 the lease amount will be determined under Mississippi law regarding the leasing of public trust tidelands. The following is a schedule of future minimum lease payments for capital and operating leases (with initial or remaining terms in excess of one year) as of December 31, 1997:


                              YEAR ENDING DECEMBER 31,

                                               Capital   Operating
                                                Leases     Leases
                                               --------  ----------
1998                                           $192,065  $1,479,257
1999                                            207,325   1,164,357
2000                                            153,856   1,026,287
2001                                             20,348     782,454
2002                                             22,007     775,000
Thereafter                                      130,417   4,650,000
                                               --------  ----------
Total minimum lease payments                    726,018  $9,877,355
                                                         ==========
Less amount representing interest (9% to 13%)   145,059
                                               --------
Present value of net minimum capital
  lease payments                               $580,959
                                               ========

Rent expense for all non-cancelable operating leases were $3,644,000 $1,800,000, and $3,048,000 for the years ended December 31, 1997, 1996 and
1995,  respectively.
10.          OTHER  COMMITMENTS  AND  CONTINGENCIES:
ONGOING  LEGAL  PROCEEDINGS:
A  class  action  lawsuit  was  filed  on April 26, 1994, in the United States
District Court, Middle District of Florida (the "Poulos Lawsuit"), naming as defendants 41 manufacturers, distributors and casino operators of video poker and electronic slot machines, including the Company. The lawsuit alleges that such defendants have engaged in a course of fraudulent and misleading conduct intended to induce people to play such games based on a false belief concerning the operation of the gaming machines, as well as the extent to which there is an opportunity to win. The suit alleges violations of the Racketeer Influenced and Corrupt Organization Act, as well as claims of common law fraud, unjust enrichment and negligent misrepresentation, and seeks
damages  in  excess  of  $6  billion.   On May 10, 1994, a second class action
lawsuit was filed in the United States District Court, Middle District of Florida (the "Ahern Lawsuit"), naming as defendants the same defendants who were named in the Poulos Lawsuit and adding as defendants the owners of certain casino operations in Puerto Rico and the Bahamas, who were not named as defendants in the Poulos Lawsuit. The claims in the Ahern Lawsuit are identical to the claims in the Poulos Lawsuit. Because of the similarity of parties and claims, the Poulos Lawsuit and Ahern Lawsuit were consolidated into one case file in the United States District Court, Middle District of Florida. On December 9, 1994 a motion by the defendants for change of venue was granted, transferring the case to the United States District Court for the District of Nevada, in Las Vegas. In response to a motion to dismiss the Complaint brought by the Company and other defendants, the United States District Court for the District of Nevada entered an order dated April 17, 1996, granting the motions and dismissing the complaint without prejudice.
                                     F-19

                      CASINO MAGIC CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
10.          OTHER  COMMITMENTS  AND  CONTINGENCIES  (CONTINUED):
ONGOING  LEGAL  PROCEEDINGS  (CONTINUED):
The plaintiffs then filed an amended Complaint on May 31, 1996, in which the plaintiffs sought damages against the Company and other defendants in excess of $1 billion and punitive damages for violations of the Racketeer Influenced and Corrupt Organizations Act and for state common law claims for fraud, unjust enrichment and negligent misrepresentation. The Company and other defendants have moved to dismiss the amended Complaint. The Company believes that the claims are without merit and does not expect that the lawsuit will have a material adverse effect on the financial condition or results of operations of the Company.
On or about September 6, 1996, Casino America, Inc. commenced litigation in the Chancery Court of Harrison County, Mississippi, Second Judicial District, against the Company, and James Edward Ernst, its Chief Executive Officer (collectively "Defendants"), seeking injunctive relief and unspecified compensatory damages in an amount to be proven at trial as well as punitive damages. Plaintiff claims, among other things, that Defendants (i) breached the terms of an agreement they had with Plaintiff, (ii) tortiously interfered with certain business relations of plaintiff; and (iii) breached covenants of good faith and fair dealing they allegedly owed to plaintiff. On or about October 8, 1996, Defendants interposed an answer to plaintiff's complaint denying the allegations contained in the complaint. The discovery phase of this litigation is continuing and a trial date has been set for August 1998. While the Company's management cannot predict the outcome of this action, management believes plaintiff's claims are without merit and the Company intends to vigorously defend this action.
In addition, the Company is a litigant in legal matters arising in the normal course of business. In the opinion of management, all such pending legal matters are either adequately covered by insurance, or if not insured, will not have a material adverse effect on the financial position or results of operations of the Company.
CONTRACTUAL  AGREEMENTS:
ARGENTINA. In December 1994, the Company, through its wholly-owned subsidiary, Casino Magic-Neuquen, entered into a 12-year concession agreement with the Province of Neuqu n, Argentina. Casino Magic-Neuquen which began operations in January 1995 operates two casinos in the Province of Neuquen in the cities of Neuquen City and San Martin de los Andes. The Company has unrestricted rights to increase the number of gaming positions at both locations.
CAMPTOWN GREYHOUND RACING, INC. On July 7, 1994, the Company and Alliance Gaming Corp. (formerly United Gaming) formed two joint ventures ("KGP" and "KFP") to lend Camptown Greyhound Racing, Inc. ("Camptown') approximately $3.2 million. On October 28, 1994, KFP executed a loan agreement with Boatmen's Bank of Kansas City ("Boatmen's") whereby Boatmen's lent $3.2 million to Camptown. KFP had collateralized the loan with a $3.1 million certificate of deposit (one-half funded by each party to the joint venture) and, in addition, guaranteed the repayment of the loan. In January 1996, Camptown filed for protection  under  Chapter  11 of U.S. Bankruptcy Code.  KFP has satisfied its obligation under the guarantee, and now owns a second mortgage on Camptown's facility in Frontense, Kansas in the amount of $3,205,000, plus accrued interest. The Company has taken steps to protect its investment and rights to operate gaming devices at the Camptown facility, if and when such operation is legalized. The Company's $1,580,000 share of the amount lent by KFP to Camptown was expensed in 1995.
In January 1997, the Company transferred all of its interest in KGP and KFP to Alliance Gaming Corp., an unrelated third party, except for a deminimus interest. The consideration for the transfer was Alliance Gaming Corp.'s agreement to assume certain current financial obligations and to repay the Company all of its cost in the project if they are successful in commencing gaming operations at Camptown.

                      CASINO MAGIC CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
10.          OTHER  COMMITMENTS  AND  CONTINGENCIES  CONTRACTUAL  AGREEMENTS:
CONTRACTUAL  AGREEMENTS  (CONTINUED):
LAKES REGIONAL GREYHOUND PARK. In May 1995, the Company entered into an agreement with Lakes Regional Greyhound Park ("LRGP"). Under the terms of the Agreement, the parties intend to form an entity to pursue a gaming development at LRGP's pari-mutuel track in Belmont, New Hampshire. The entity will be equally owned by the Company and LRGP and the Company will manage gaming operations. Under the agreement, the Company is obligated to provide up to $4 million in funding to the entity of which the payment of $3 million is subject to certain contingencies including the passage of legislation permitting gaming at racetracks in New Hampshire. There is no assurance that the Company will have the funds to pursue such gaming opportunity if required.
INDIANA. The Company, through its wholly owned subsidiary, Crawford County Casino, Corp. ("Indiana Corp.") is one of two applicants for the tenth gaming license expected to be issued in the State of Indiana. If successful in obtaining this gaming license, the Company has entered into an option agreement to sell to Harrah's Operating Company the common stock of Indiana Corp. for approximately $5.0 million. The option expires on January 2001. The Company can give no assurances that a gaming license will be obtained in Indiana. All land options held by Indiana Corp. associated with a possible gaming site are fully reserved at December 31, 1997.
LAND  ACQUISITIONS.
In 1993, the Company exercised its option to purchase of approximately 3.5 acres of unimproved land in downtown St. Louis, Missouri at a cost of approximately $4,000,000. At December 31, 1997, approximately $4,000,000 is included in property held for sale related to this transaction.
In 1994, the Company exercised an option and to purchase additional real estate located in Downtown St. Louis, Missouri at a cost of approximately $800,000. At December 31, 1997, approximately $800,000 is included in property held for sale related to this transaction.
In 1992, the Company purchased real estate located in downtown Bay Saint Louis, Mississippi at a cost of approximately $1,200,000. At December 31, 1997, the Company had written down the value of the property to $800,000 and this value is included in property held for sale.
The Company had acquired land and options to purchase land in order to enhance the Company's developmental and licensing procurement potential in various States. Management has significantly reduced its development of new gaming venues and because of this all land options are reserved for on the Company's financial statements at December 31, 1997.
11.          STOCK  AND  EMPLOYEE  BENEFIT  PLANS:
INCENTIVE  STOCK  OPTION  PLAN:
In 1992, the Company adopted an incentive stock option plan (the "Plan") in which directors, officers, and key employees of the Company participate. The Company has registered 3,700,000 shares of the Company's common stock currently authorized for issuance under the Plan pursuant to stock options. In October 1995, the FASB issued Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," effective in 1996. Under SFAS 123, companies can either record expense based on the fair value of stock based compensation upon issuance or elect to remain under the current "APB Opinion No. 25" method whereby no compensation cost is recognized upon grant if certain requirements are met. The Company is continuing to account for its stock-based compensation plans under APB Opinion No. 25. However, pro forma disclosures as if the Company adopted the cost recognition requirements under SFAS 123 are presented below.
                                     F-21

                      CASINO MAGIC CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
11.          STOCK  AND  EMPLOYEE  BENEFIT  PLAN  (CONTINUED):
INCENTIVE  STOCK  OPTION  PLAN  (CONTINUED):
A summary of the status of the Company's stock options, non-qualified options, and warrants as of December 31, 1997, 1996 and 1995 and changes during the years ended on those dates is presented below (shares in thousands):

                                              1997          1996          1995
                            Weighted Average          Weighted Average          Weighted Average

                                         Shares   Exercise Price    Shares   Exercise Price    Shares   Exercise Price
                                        --------  ---------------  --------  ---------------  --------  ---------------
Outstanding at
  beginning of year                       4,200   $          0.67    5,108   $          7.60    4,943   $          7.42
Granted                                     400   $          1.69    1,998   $          3.56      950   $          5.06
Exercised                                  (239)  $          1.59     (424)  $          1.72     (344)  $          1.43
Canceled                                   (915)  $          2.23    2,482   $         12.00     (441)  $          4.61
Outstanding at
  end of year                             3,446   $          3.96    4,200   $          3.67    5,108   $          7.60
Options exercisable at
  end of year                             1,985   $          3.96    2,655   $          3.11    3,072   $          9.12
Options available
  for future grants                       2,582                      2,068                      1,583
Weighted average fair value of options
  granted during the year               $  1.69                    $  1.11                    $  1.28

The following table summarizes information about stock options and warrants outstanding at December 31, 1997:

                                              1997          1996          1995
                            Weighted Average          Weighted Average          Weighted Average

                                         Shares   Exercise Price    Shares   Exercise Price    Shares   Exercise Price
                                        --------  ---------------  --------  ---------------  --------  ---------------
Outstanding at
  beginning of year                       4,200   $          0.67    5,108   $          7.60    4,943   $          7.42
Granted                                     400   $          1.69    1,998   $          3.56      950   $          5.06
Exercised                                  (239)  $          1.59     (424)  $          1.72     (344)  $          1.43
Canceled                                   (915)  $          2.23    2,482   $         12.00     (441)  $          4.61
Outstanding at
  end of year                             3,446   $          3.96    4,200   $          3.67    5,108   $          7.60
Options exercisable at
  end of year                             1,985   $          3.96    2,655   $          3.11    3,072   $          9.12
Options available
  for future grants                       2,582                      2,068                      1,583
Weighted average fair value of options
  granted during the year               $  1.69                    $  1.11                    $  1.28

Had compensation cost for the Company's 1997, 1996 and 1995 grants for stock-based compensation plans been determined consistent with SFAS 123, the Company's net income and net earnings (loss) per common share for the years ended December 31, 1997, 1996 and 1995 would approximate the pro forma amounts below (in thousands, except per share data):
The fair value of each option granted during the periods presented is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 20%, (3) risk-free interest rates of 5.2%, 5.26%, 5.47% and
5.5%,  and  (4)  expected  life  of  2.25,  4.5,  6.75,  and  9  years.
     DECEMBER  31,
     1997          1996          1995
     As Reported Pro Forma     As Reported Pro Forma     As Reported Pro Forma


Net Income (Loss)             $(5,249)  $(5,958)  $(31,589)  $(32,563)  $(10,292)  $(10,660)
Earnings per common share
                    Basic     $ (0.15)  $ (0.17)  $  (0.89)  $  (0.92)  $  (0.31)  $  (0.32)
                    Diluted   $ (0.15)  $ (0.17)  $  (0.89)  $  (0.92)  $  (0.31)  $  (0.32)


The  effects  of  applying  SFAS  123  in  this  pro  forma disclosure are not
indicative  of  future  amounts.    SFAS 123 does not apply to awards prior to
1995,  and  additional  awards  in  future  years  are  anticipated.
                                     F-22

                      CASINO MAGIC CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
11.          STOCK  AND  EMPLOYEE  BENEFIT  PLAN  (CONTINUED):
PENSIONS  AND  OTHER  BENEFITS:
In July 1993, the Company adopted The Casino Magic Corp. 401(k) Plan (the "401(k) Plan"), a defined contribution plan covering all eligible employees of the Company who have one year of service and are age twenty-one or older. The 401(k) Plan is subject to the provisions of the Employee Retirement Income Security Act of 1974 (ERISA). Each year, participants may contribute up to 15% of pretax annual compensation, as defined in the 401(k) Plan. The Company's matching and/or additional contributions may be contributed at the discretion of the Company's Board of Directors. The Company's contributions to the 401(k) Plan are allocated to employed participants' accounts as of the last day of the plan year. Total employer contributions to the 401(k) Plan at December 31, 1997, 1996 and 1995 were approximately $201,000, $176,000, and
$177,000,  respectively.
12.          WRITE-OFF OF CAPITALIZED COSTS RELATING TO INACTIVE DEVELOPMENTS:
In 1995, the Company decided to terminate development efforts with respect to specific properties and jurisdictions. Because of this determination, significant capitalized amounts relating to land, land options, joint ventures and construction projects were written-off or revalued. In addition, certain consulting agreements that were entered into to pursue gaming opportunities in new jurisdictions were terminated. The amount expensed in the fourth quarter of 1995 was $14,542,164.
13.          ADVERTISING:
The company expenses all production and communication costs of advertising as incurred. Advertising expense was approximately $7,815,000, $5,470,000, and $4,472,000 for years ended December 31, 1997, 1996, and 1995, respectively.
14.          RELATED  PARTY  TRANSACTIONS:
During the years ended December 31, 1997, 1996, and 1995, the Company incurred $7,247, $1,346,861 and $353,888, respectively, for architectural and design services provided by an architectural firm that is wholly-owned by an outside director and shareholder of the Company. The director resigned in October 1996.
During the years ended December 31, 1997, 1996, and 1995, the Company incurred $145,744, $154,028 and $388,944, respectively, for legal services provided by a law firm in which an outside director of the Company is a shareholder. During the year ended December 31, 1996 and 1995, the Company incurred $219,800, and $387,422, respectively, for charter plane rentals provided by a company that is wholly owned by the Company's Chairman.
The Company purchased a jet airplane in February 1996 from the Company's Chairman. The Company paid $1.7 million for the airplane which approximated fair value at the date of purchase. The plane was sold in February 1997 to an unrelated third party for $1.4 million, which approximated fair value.
15.          INCOME  TAXES:
Pretax financial income (loss) generated from domestic and foreign sources was as follows:

     DECEMBER  31,

                       1997            1996           1995
                   -------------  --------------  -------------
Domestic           $(12,132,945)  $ (15,322,992)  $(15,336,975)
Foreign               4,948,737     (20,942,537)     1,813,932
                   -------------  --------------  -------------
Total pretax loss  $ (7,184,208)  $ (36,265,529)  $(13,523,043)
                   =============  ==============  =============

                      CASINO MAGIC CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
15.          INCOME  TAXES  (CONTINUED):
Provision (benefit) for income taxes for the years ended December 31 are as follows:

     DECEMBER  31,

                               1997          1996          1995
                           ------------  ------------  ------------
Federal and state current  $(2,733,203)  $(4,253,704)  $(2,546,443)
Foreign current              1,064,963       827,548     1,099,816
Federal deferred              (266,760)   (1,250,026)   (1,221,514)
Foreign deferred                    --            --      (562,723)
                           ------------  ------------  ------------
Total                      $(1,935,000)  $(4,676,182)  $(3,230,864)
                           ============  ============  ============


Components  of  deferred  tax  liabilities  (assets)  are  as  follows:

     DECEMBER  31,

                                                         1997           1996
                                                     -------------  -------------
Depreciation and amortization                        $ 12,154,826   $  9,535,121
Foreign source income                                     257,949        257,949
                                                     -------------  -------------
Gross deferred tax liabilities                         12,412,775      9,793,070
                                                     -------------  -------------
Write-off of preopening costs                          (1,781,870)    (2,493,074)
Tax benefits related to non-statutory stock Options      (504,000)      (504,000)
Accrued employee benefits and liabilities              (1,428,370)    (1,433,067)
Abandoned development projects                         (1,515,657)   (10,229,821)
Net operating loss carry-forward                      (21,299,675)    (2,269,344)
Other                                                    (902,737)      (798,293)
                                                     -------------  -------------
Gross deferred tax assets                             (27,432,309)   (17,727,599)
                                                     -------------  -------------
Less valuation allowance                               15,019,534      8,201,290
                                                     =============  =============
Net deferred tax liabilities                         $         --   $    266,761
                                                     =============  =============


The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pre-tax income from continuing operations as a result of the following differences:


     DECEMBER  31,

                                                   1997          1996           1995
                                               ------------  -------------  ------------
Statutory U.S. tax rate (35%)                  $(2,023,010)  $(12,692,935)  $(4,733,065)
Increase (decrease) in rates resulting from:
Expenses which were non-deductible
     for tax purposes                            1,299,010        357,805       733,876
Expenses which were deductible
     for tax purposes and not book              (6,988,244)            --            --
Foreign taxes                                    1,064,963        827,548     1,099,816
Valuation allowance                              6,818,244      8,201,290            --
State tax benefit                                       --       (802,174)           --
Other                                           (2,105,996)      (567,716)     (331,491)
                                               ------------  -------------  ------------
Effective tax rate  (33%), (13%)
     and (24%), respectively                   $(1,935,000)  $ (4,676,182)  $(3,230,864)
                                               ============  =============  ============

The valuation allowance against net deferred tax assets was recorded in recognition of the significant operating losses incurred by the Company for the last three years.
Mississippi State taxes were offset by a tax credit for state gaming taxes based on gross revenues realized by Casino Magic-BSL and Casino Magic-Biloxi. The credit is the lesser of the annual total gaming taxes paid or the state
income  tax.    Credit  carry-forwards  are  not  permitted.
Louisiana  State  taxes do not allow for an offset of state gaming taxes based
on  gross  revenues  realized  by    Louisiana.
                                     F-24

                      CASINO MAGIC CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
16.          FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS:
The carrying amounts and fair values of the Company's financial instruments at December 31, 1997 are as follows:


                                                         CARRYING   FAIR
(IN THOUSANDS)                                            AMOUNT    VALUE
-------------------------------------------------------  --------  -------
Cash and cash equivalents                                  20,902   20,902
Marketable securities                                      10,629   10,629
Notes receivable                                            3,385    3,385
Notes payable and current maturities of long-term debt
     and long-term debt                                   262,368  247,568


The following methods and assumptions were used by the Company in estimating its fair value disclosure:
Cash and cash equivalents, and marketable securities, . The carrying amount reported on the consolidated balance sheet approximates its fair value because of the short term nature of these instruments.
Notes receivable. This is a long-term note receivable from an Indian Tribe. The fair value of the note approximates market value based on the interest rate of the note and the collateral securing the note.
Notes payable and current maturities of long-term debt and long-term debt. The fair value of the Company's debt either approximates its carrying value or
is    based  upon  the  market  price  of  the  debt  instruments.
Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

17.          SELECTED  QUARTERLY  FINANCIAL  INFORMATION  (UNAUDITED):
YEAR  ENDED  DECEMBER  31,  1997


(in thousands, except per share amounts)
                                           1st Quarter    2nd Quarter    3rd Quarter   4th Quarter   Totals
                                          -------------  -------------  ------------  -------------  ---------
Revenue                                   $     65,781   $     65,958   $     66,495  $     63,240   $261,474
Income from Operations                           1,997          5,927         10,125         6,506     24,555
Income (loss) before
  Tax and minority
  Interest                                      (5,607)        (1,020)         3,390        (2,543)    (5,780)
Net income (loss)                               (3,672)        (1,222)         2,675        (3,030)    (5,249)
Earnings (loss) per
Share:
     Basic                                       (0.10)         (0.03)          0.08         (0.08)     (0.15)
     Diluted                                     (0.10)         (0.03)          0.08         (0.08)     (0.15)



YEAR  ENDED  DECEMBER  31,  1996


(in thousands, except per share amounts)
                                           1st Quarter   2nd Quarter   3rd Quarter    4th Quarter   Totals
                                          ------------  ------------  -------------  -------------  ---------
Revenue                                   $     43,125  $     42,368  $     43,271   $     51,514   $180,278
Income from Operations                           5,565         6,473         5,355         (8,550)     8,843
Income (loss) before
  tax                                            2,352         2,456       (26,024)       (15,050)   (36,266)
Net income (loss)                                1,644         1,660       (20,683)       (14,210)   (31,589)
Earnings (loss) per
Share:
     Basic                                        0.05          0.05         (0.57)         (0.40)     (0.89)
     Diluted                                      0.05          0.05         (0.57)         (0.40)     (0.89)

NOTE: Earnings (loss) per share totals will note necessarily agree to the sum of the quarterly information

                                     F-25