Form 10-K/A
period 1997-12-31
CASINO MAGIC CORP
filed 1998-04-27
CIK 891105

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                  FORM 10-K/A
                                AMENDMENT NO. 1

[X]            Annual Report pursuant to Section 13 or 15(d)
          of the Securities Exchange Act of 1934 (No Fee Required)
                  for Fiscal Year Ended December 31, 1997

or

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required) for the transition period from ____________________ to____________________

Commission File Number: 0-20712

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

     The undersigned Registrant amends the following items on its Annual Report on Form 10-K for the year ended December 31, 1997:

     PART III. Items 10, 11, 12 and 13 are hereby included in such Annual Report previously filed on March 31, 1998.

================================================================================

                                     INDEX
                                       TO
                                  FORM 10-K/A
                                AMENDMENT NO. 1

                                                                        PAGE
                                                                        ----
                                    PART I

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
Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
          AND FINANCIAL DISCLOSURE

                                   PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........    1
Item 11.  EXECUTIVE COMPENSATION......................................    5
Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT..................................................    9
Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............   10

                                   PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
          8-K
CONSOLIDATED FINANCIAL STATEMENTS
EXHIBITS

     The Items under Parts I, II and IV and the Consolidated Financial Statements are included in the Company's Form 10-K for the period ending December 31, 1997, previously filed on March 31, 1998.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

     The names, ages and respective positions of the directors of the Company are as follows:

                NAME                    DIRECTOR SINCE    AGE                  POSITION
                ----                    --------------    ---                  --------
Marlin F. Torguson(1)...............         1992         53     Chairman of the Board and a Director
James E. Ernst......................         1995         47     President, Chief Executive Officer
                                                                 and a Director
Roger H. Frommelt(1)(2).............         1992         61     Assistant Secretary and a Director
E. Thomas Welch(1)(2)...............         1993         59     Director

-------------------------
(1) Member of the Nominating Committee

(2) Member of the Audit, Compensation, Stock Option and Special Committees

     The business experience, principal occupations and directorships in publicly-held companies for the directors of the Company are set forth below.

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

EXECUTIVE OFFICERS

     The names, ages, positions and business experience of the Company's non-director executive officers are as follows:

               NAME                    AGE                 POSITION
               ----                    ---                 --------
Jay S. Osman.......................    37     Executive Vice President, Treasurer
                                              and Chief Financial Officer
Robert A. Callaway.................    50     Vice President/General Counsel and
                                              Secretary
Kenneth N. Schultz.................    48     Vice President/Construction

     JAY S. OSMAN became the Company's Executive Vice President, Treasurer and Chief Financial Officer in October 1995. From August 1995 through October 1995 Mr. Osman served as Corporate Director of Financial Planning, Budgets and Analysis at Boyd Gaming Corporation, a casino developer and operator based in Las Vegas, Nevada. Mr. Osman served as Vice President of Finance and Administration, Chief Financial Officer and Assistant Secretary of Belle Casinos, Inc., a casino developer and operator based in Biloxi, Mississippi from June 1993 through August 1995. From December 1989 through May 1993, Mr. Osman acted as Manager of Financial Analysis for Bally's Park Place, an Atlantic City, New Jersey-based casino operator and developer which was a subsidiary of Bally Entertainment, Inc.

     ROBERT A. CALLAWAY has been the Company's Vice President/General Counsel since September 1994 and its Secretary since December 1994. From 1987 until August 1994, Mr. Callaway was a partner in the law firm of Beckley, Singleton, DeLanoy, Jemison & List, located in Reno and Las Vegas, Nevada, where his practice focused on legal and regulatory issues relating to the gaming industry. For the five years immediately prior to joining such firm, Mr. Callaway served with the office of the Attorney General of the state of Nevada as counsel for the Nevada State Gaming Control Board and the Nevada Gaming Commission.

     KENNETH N. SCHULTZ joined the Company as Vice President/Construction in June 1997 and has served the Company in this capacity since that date. Mr. Schultz served as Vice President of Construction and Development for Casino America, Inc. from July 1995 to June 1997. Prior to joining Casino America, Inc., Mr. Schultz was involved in the development and construction of the Isle of Capri Casino-Bossier City, Louisiana, the Isle of Capri Casino-Lake Charles, Louisiana, and the Isle of Capri Casino Crowne Plaza Resort-Biloxi, Mississippi through DeBartolo Property Management, Inc., where he was employed as Vice President of Construction Services from 1989 until July 1995.

EMPLOYMENT AND CHANGE IN CONTROL ARRANGEMENTS

     Employment Agreements

     MARLIN F. TORGUSON, the Company's Chairman of the Board, originally entered into an employment agreement with the Company in June 1992, which has since been amended. Salaries and bonuses under the agreement became discretionary in 1994. Under his employment agreement, Mr. Torguson is entitled to an automobile allowance, an annual family travel allowance and a salary and bonus payable in such amounts and under such terms and conditions as the Board of Directors or the Compensation Committee may determine. Mr. Torguson's employment with the Company is terminable by the Company or by Mr. Torguson upon four weeks' prior written notice. If Mr. Torguson's employment is terminated by the Company without cause, the Company will pay Mr. Torguson a severance allowance equal to one years' salary at the annual rate of $425,000. Mr. Torguson's current salary is set at the discretion of the Compensation Committee. (See "Change in Control Severance Plan" below).

     JAMES E. ERNST, the Company's President and Chief Executive Officer, entered into an employment agreement dated December 20, 1995 which provided for, among other things, an initial annual base salary of $425,000, and a $500,000 loan made on December 20, 1995 which has been fully forgiven as of December 20, 1997. Additionally, pursuant to Mr. Ernst's employment agreement, the Company granted to Mr. Ernst a non-statutory option to purchase up to 490,000 shares of the Company's Common Stock at a price of $3.625 per share which vests over a 5-year period at the rate of 98,000 shares per year, and an incentive stock option to purchase up to 100,000 shares of the Company's Common Stock at a price of $3.625 per share which vests over a five-year period at the rate of 20,000 shares per year. Mr. Ernst's employment agreement is terminable by the Company or by Mr. Ernst upon 30 days' prior written notice. If Mr. Ernst's employment is terminated by the Company without cause, the Company will be obligated to pay Mr. Ernst a severance allowance equal to six months' base salary at the annual rate being paid at termination. As of April 1, 1997, Mr. Ernst's base salary, by agreement with the Company, was reduced to $375,000 for the months of April and May 1997, and as of June 1, 1997 was reduced again to $325,000 for the remainder of 1997, with an opportunity to receive a bonus of $100,000 if certain prescribed performance criteria were met. Those performance criteria were not met, and the bonus was not paid. Mr. Ernst's salary is currently set at the discretion of the Compensation Committee. (See "Change in Control Severance Plan" below).

     JAY S. OSMAN, the Company's Executive Vice President, Treasurer and Chief Financial Officer entered into an employment agreement in October 1995. The employment agreement provided for, among other things, an initial annual salary of $200,000. The term of Mr. Osman's employment under the agreement has been extended through October 10, 1998, and is then terminable upon 30 days' prior written notice. If Mr. Osman's employment is terminated by the Company after October 10, 1998, without cause, the Company will be obligated to pay Mr. Osman a severance allowance equal to six months' base salary. Any additional salary over that called for in Mr. Osman's employment agreement is set at the discretion of the Compensation Committee. (See "Change in Control Severance Plan" below).

     ROBERT A. CALLAWAY, the Company's Vice President/General Counsel and Secretary, entered into an employment agreement with the Company in September 1994. The employment agreement provided for, among other things, an initial annual salary of $165,000, a one-time bonus of $10,000 and the right to participate in any bonus plan established by the Company for its employees. Mr. Callaway's employment agreement is currently terminable by the Company or Mr. Callaway at any time upon 30 days' prior written notice. Mr. Callaway's salary is currently set at the discretion of the Compensation Committee. (See "Change in Control Severance Plan" below).

     KENNETH SCHULTZ, the Company's Vice President/Construction, entered into an employment agreement with the Company as of June 1997. The employment agreement, among other things, provided for an initial annual base salary of a minimum of $200,000, and a lump sum bonus of $82,500 paid upon the commencement of his employment. Under his employment agreement, Mr. Schultz's term of employment runs through December 31, 1998. Mr. Schultz's employment may be terminated immediately for good cause described in the employment agreement, and upon 30 days notice following December 31, 1998. If Mr. Schultz's employment is terminated by the Company after December 31, 1998, without good cause, the Company will be obligated to pay Mr. Schultz a severance allowance equal to six months base salary. As additional compensation, the Company agreed to issue 25,000 shares of the Company's common stock to Mr. Schultz which are deliverable over a four year period, with 3,750 shares already delivered, and an additional 5,000 shares scheduled for delivery in June 1998. Pursuant to the employment agreement, the Company has also granted options to Mr. Schultz for the purchase of 75,000 shares of the Company's common stock, vesting over four years and exercisable over five years at $3.625 per share. Any additional salary over that called for in Mr. Schultz's employment agreement is set at the discretion of the Compensation Committee. (See "Change in Control Severance Plan" below).

     JURIS BASENS, the manager of the Company's Bossier City casino, entered into an employment agreement with the Company as of July 1996. The employment agreement, among other things, provided for an initial annual base salary of $200,000, and a lump sum bonus of $20,000 paid upon the commencement of his employment. Effective June 1, 1997, Mr. Basens' salary was adjusted to an annual rate of $170,000 per year, and he became entitled to participate in a bonus program established for casino management personnel. Under his employment agreement, Mr. Basens' term of employment runs through December 31, 1998. Mr. Basens' employment may be terminated immediately for good cause described in his employment agreement, and upon 30 days notice following December 31, 1998. If Mr. Basens' employment is terminated by the Company after December 31, 1998, without good cause, the Company will be obligated to pay Mr. Basens a severance allowance equal to six months base salary. As additional compensation, the Company has agreed to issue

25,000 shares of the Company's common stock, to Mr. Basens which are deliverable over a four year period, with 3,750 shares already delivered and an additional 5,000 shares scheduled for delivery in July 1998. Pursuant to the employment agreement, the Company has also granted Mr. Basens options for the purchase of 75,000 shares of the Company's common stock, vesting over four years, and exercisable over five years at $3.625 per share. (See "Change in Control Severance Plan" below).

     DAVID L. PALTZIK, the Director of Marketing of the Company's Bossier City casino entered into an employment agreement with the Company as of July 1996. The employment agreement, among other things, provided for an initial annual base salary of $200,000, and a lump sum bonus of $20,000 paid by the Company upon the commencement of his employment. Effective June 1, 1997, Mr. Paltzik's salary was adjusted to an annual rate of $170,000 per year, and he became entitled to participate in a bonus program established for casino management personnel. Under his employment agreement, Mr. Paltzik's term of employment runs through December 31, 1998. Mr. Paltzik's employment may be terminated immediately for good cause described in his employment agreement, and upon 30 days notice following December 31, 1998. If Mr. Paltzik's employment is terminated by the Company after December 31, 1998, without good cause, the Company will be obligated to pay Mr. Paltzik a severance allowance equal to six months base salary. As additional compensation, the Company has agreed to issue 25,000 shares of the Company's common stock to Mr. Paltzik which are deliverable over a four year period, with 3,750 shares already delivered, and an additional 5,000 shares scheduled for delivery in July 1998. Pursuant to the employment agreement, the Company has also granted Mr. Paltzik options for the purchase of 75,000 shares of the Company's common stock, vesting over four years and exercisable over five years at $3.625 per share.

     Change in Control Severance Plan

     On January 27, 1998, the Company adopted a Change in Control Severance Plan (the "Plan") which provides for severance payments to the Company's executive officers and to the managers of the Company's casinos upon a "Change in Control" (as defined in the Plan) of the Company. A Change of Control includes, among other things, a merger, share exchange, sale of assets, or other similar transaction where the Company's shareholders before the transaction own 50% or less of the outstanding common stock of the combined or acquiring entity after the transaction. In the event of a Change of Control, and, prior to the end of two years following a Change in Control, if the employment of an executive officer or manager covered as a participant under the Plan is terminated for other than cause, or he terminates his employment for a specified reason, such as an involuntary reduction in salary (defined in the Plan as "Good Reason"), then the participant will be entitled to a severance payment upon termination equal to his highest rate of annual compensation (salary and bonus) payable either in the calendar year prior to the Change in Control, the year in which the Change in Control occurs, or the year in which his employment is terminated, times a multiplier which is established by the Compensation Committee. The Compensation Committee established a multiplier of 1.5 in the case of all participants of the Plan, except for the Chairman of the Board, and a multiplier of 2.5 for the Chairman of the Board. In lieu of receiving a severance payment under the Plan, a participant may elect to receive a severance payment under any other agreement he may have with the Company. Under the Plan, no severance payment can exceed an amount which is permitted as deductible by the Company for federal income tax purposes under Internal Revenue Code Section 280G.

REPORTING UNDER SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

     Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires executive officers and directors of the Company, and persons who beneficially own more than 10 percent of the Company's outstanding shares of Common Stock, to file initial reports of ownership and reports of changes in ownership of securities of the Company with the Securities and Exchange Commission ("SEC") and The Nasdaq Stock Market. Officers, directors and persons owning more than 10 percent of the Company's outstanding Common Stock are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms filed. Based solely on a review of the copies of such reports and amendments thereto furnished to or obtained by the Company or written representations that no other reports were required, the Company believes that during the year ended December 31, 1997, all filing requirements applicable to its directors, officers or beneficial owners of more than 10 percent of the Company's outstanding shares of Common Stock were complied with.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

     The following table sets forth certain compensation information for the Company's Chief Executive Officer who served in such capacity during the year ended December 31, 1997, and the Company's four most highly compensated executive officers, other than the Chief Executive Officer, who served as executive officers at December 31, 1997; and two additional persons who are current employees of the Company, and who acted as an executive officer for the Company through May 31, 1997. The foregoing persons are collectively referred to as the "Named Executive Officers". Compensation information is shown for fiscal years 1995, 1996 and 1997.

                                                                          LONG-TERM COMPENSATION
                                                                         -------------------------
                                             ANNUAL COMPENSATION                  AWARDS
                                       -------------------------------   -------------------------
                                                                         RESTRICTED    SECURITIES
                                                          OTHER ANNUAL     STOCK       UNDERLYING     ALL OTHER
                                       SALARY    BONUS    COMPENSATION     AWARDS     OPTIONS/SARS   COMPENSATION
  NAME/PRINCIPAL POSITION    YEAR        ($)      ($)         ($)           ($)           (#)            ($)
  -----------------------    ----      ------    -----    ------------   ----------   ------------   ------------
James E. Ernst.............  1997      374,796       --            (3)         --        65,000        258,063(7)(8)
  President and Chief        1996      425,000       --      58,813(4)         --            --        311,064(7)(8)
  Executive Officer          1995       16,923       --            (3)         --       590,000          9,839(7)
Marlin F. Torguson.........  1997      295,218       --            (3)         --       115,000          3,787(8)(9)
  Chairman of the            1996      425,000       --     191,522(5)         --            --          6,695(8)(9)
  Board                      1995      425,000       --            (3)         --            --          2,832(8)(9)
Jay S. Osman...............  1997      208,776       --            (3)         --        15,000          6,337(8)(9)
  Executive Vice President/  1996      208,654       --            (3)         --            --          4,330(8)(11)
  Treasurer and              1995       38,512   20,000            (3)    132,500(6)     75,000             --
  Chief Financial Officer
Robert A. Callaway.........  1997      208,776       --            (3)         --        15,000          9,295(8)(9)(11)
  Vice President/General     1996      208,654       --            (3)    135,938(6)     35,000          7,245(8)(9)(11)
  Counsel and Secretary      1995      181,154       --            (3)         --        40,000            481(9)
Kenneth N. Schultz.........  1997      192,596       --            (3)         --        90,000         14,782(8)(9)(10)(12)
  Vice President/            1996(1)    95,385   82,500            (3)     95,312(6)         --         11,190(13)
  Construction
Juris Basens(2)............  1997      183,846   55,000            (3)         --        82,500         38,040(8)(9)(10)(14)
  Vice President/Chief       1996(1)    78,675   20,000            (3)     95,312(6)         --          2,713(8)(10)
  Operating Officer
David L. Paltzik(2)........  1997      183,846   15,000            (3)         --        78,000         10,624(8)(9)(10)
  Vice President/            1996(1)    78,675   20,000            (3)     95,312(6)         --          3,100(8)(10)
  Marketing

-------------------------
 (1) No compensation information is provided for any prior year as the Named Executive Officer was employed by the Company only during the years for which compensation information is provided.

 (2) Resigned as an executive officer of the company and became engaged in the management of the Company's casino in Bossier City, Louisiana effective June 1, 1997.

 (3) Did not receive perquisites or other personal benefits from the Company in excess of $50,000 or 10 percent of the Named Executive Officer's total annual salary and bonus paid for the years indicated.

 (4) Amount allocated as income relating to personal use of corporate airplane in 1996.

 (5) $188,672 of this amount was allocated as income relating to personal use of corporate airplane in 1996.

 (6) Messrs. Osman, Callaway, Schultz, Basens and Paltzik were each awarded a total of 25,000 restricted shares of the Company's Common Stock that vest over a four year period. As of December 31, 1997, 8,750 shares having a value of $10,117 (based on the closing trade price on that date) had vested in favor of each of Messrs. Osman and Callaway, and 3,750 shares having a value of $4,336 (based on the closing trade price on that date) had vested in favor of each of Messrs. Schultz, Basens and Paltzik.

 (7) Includes forgiveness of indebtedness owed by Mr. Ernst to the Company in the amounts of $233,926 and $257,866 and $8,208 in 1997, 1996 and 1995,
     respectively, and $8,300, $37,328 and $1,631 in 1997, 1996 and 1995,
     respectively, in compensation resulting from an interest-free loan made by the Company to Mr. Ernst which assumes a 10% annual market rate of interest. Also includes $6,000 per year car expense allowance and $9,000 per year housing allowance for 1997 and 1996. See "Employment, Termination and Change in Control Arrangements."

 (8) Includes group life insurance premium payment.

 (9) Includes 401(k) plan contribution by the Company.

(10) Includes a $500 per month car allowance.

(11) Includes a $333 per month car allowance.

(12) Includes a $5,537 reimbursement for moving expenses incurred in 1996.

(13) Includes a $250 per month car allowance, a $7,827 reimbursement for moving expenses and a group life insurance premium.

(14) Includes a $30,718 reimbursement for moving expenses.

(15) Includes $2,069 reimbursement for moving expenses.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

     The following table provides certain information regarding the number of options to purchase shares of the Company's Common Stock granted to the Named Executive Officers during the year ended December 31, 1997.

                                                                                                POTENTIAL REALIZABLE
                                   NUMBER       PERCENTAGE OF TOTAL                               VALUE AT ASSUMED
                                OF SECURITIES      OPTIONS/SARS                                 ANNUAL RATES OF STOCK
                                 UNDERLYING           GRANTED         EXERCISE                 PRICE APPRECIATION FOR
                                OPTIONS/SARS      TO EMPLOYEES IN      OR BASE                       OPTION TERM
                                   GRANTED          FISCAL YEAR         PRICE     EXPIRATION   -----------------------
             NAME                    (#)               1997           ($/SHARE)      DATE        5%($)       10%($)
             ----               -------------   -------------------   ---------   ----------     -----       ------
Marlin F. Torguson............     100,000()(1)        16.8%           $  1.86      11/7/02      51,388       113,545
                                    15,000(2)           2.5%           $1.6875       5/8/03       8,609        15,455
James E. Ernst................      50,000()(1)         8.4%           $1.6875      11/7/02      28,696        51,512
                                    15,000(2)           2.5%           $1.6875       5/8/03       8,609        15,455
Jay S. Osman..................      15,000()(1)         2.5%           $1.6875      11/7/02       8,609        15,455
Robert A. Callaway............      15,000()(1)         2.5%           $1.6875      11/7/02       8,609        15,455
Kenneth N. Schultz............      75,000()(1)        12.6%           $ 3.625       7/1/01           0             0
                                    15,000()(1)         2.5%           $1.6875      11/7/02       8,609        15,455
Juris Basens..................      75,000(1)          12.6%           $ 3.625       7/1/01           0             0
                                     7,500(1)           1.3%           $1.6875      11/7/02      14,305         7,727
David L. Paltzik..............      75,000(1)          12.6%           $ 3.625       7/1/01           0             0
                                     3,000(1)           0.5%           $1.6875      11/7/02       1,722         3,091

-------------------------
(1) Options were granted under the Company's 1992 Incentive Stock Option Plan.

(2) Non-statutory options.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION/SAR VALUES

     The following table provides certain information regarding the exercise of options to purchase shares of the Company's Common Stock during the year ended December 31, 1997, by the Named Executive Officers and the fiscal year-end value of stock options held by such officers.

                                                      NUMBER OF SECURITIES
                                                     UNDERLYING UNEXERCISED               VALUE OF UNEXERCISED
                                    SHARES               OPTIONS/SARS AT              IN-THE-MONEY OPTIONS/SARS AT
                                  ACQUIRED ON          FISCAL YEAR END(#)                  FISCAL YEAR END($)
             NAME                 EXERCISE(#)      (EXERCISABLE/UNEXERCISABLE)       (EXERCISABLE/UNEXERCISABLE)(1)
             ----                 -----------      ---------------------------       ------------------------------
Marlin F. Torguson............       None            15,000          100,000              -0 -             -0 -
James E. Ernst................       None           236,000          419,000              -0 -             -0 -
Jay S. Osman..................       None            33,750           71,250              -0 -             -0 -
Robert A. Callaway............       None            41,750           54,250              -0 -             -0 -
Kenneth N. Schultz............       None            18,750           71,250              -0 -             -0 -
Juris Basens..................       None            18,750           63,750              -0 -             -0 -
David L. Paltzik..............       None            18,750           59,250              -0 -             -0 -

-------------------------
(1) Based on a fiscal year end of December 31, 1997 and a closing Common Stock trade price of $1.15625 per share on December 31, 1997. The value of in-the-money options is calculated as the difference between the fair market value of the Common Stock underlying the options at fiscal year end and the exercise price of the options. Exercisable options refer to those options that are exercisable as of December 31, 1997, while unexercisable options refer to those options that become exercisable at various times thereafter.

DIRECTOR COMPENSATION

     Each non-employee member of the Board of Directors is entitled to receive $2,000 for each meeting of the Board of Directors meeting attended; provided that from June 1997 through December 1997, the board of Directors reduced that fee to $1,500 per meeting. In addition, each non-employee member of the Board of Directors is entitled to receive $500 for attendance at each meeting of a committee (other than the Special Committee) of the Board of Directors, provided that if a meeting of the Board of Directors and a committee were attended by a director on the same day, the maximum compensation for attendance at such meetings was $2,000. Each member of the Special Committee, comprised of the two non-employee directors of the Board of Directors, who have been authorized to negotiate any transaction involving a change in the control of the Company, such as a merger, is authorized to receive $225 for each hour so devoted as a member of the Special Committee and a lump sum payment in 1998 of $200,000. The compensation payable to the Special Committee members is not contingent upon completion of a transaction involving a change in the control of the Company or any other event. In addition, in November 1997, the Company granted stock options to purchase 15,000 shares of the Company's common stock at an exercise price of $1.6875 to each member of the Board of Directors, exercisable after May 8, 1998.

     Fees have been paid, and are expected to be paid in the future, to Roger H. Frommelt's law firm, Frommelt & Eide, Ltd. for services rendered to the Company (See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS -- Legal Services").

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     During the year ended December 31, 1997, E. Thomas Welch and Roger H. Frommelt served as members of the Company's Compensation Committee. During 1997 no member of the Company's Compensation Committee was an officer, former officer or employee of the Company or any of its subsidiaries, except Mr. Frommelt who served in the uncompensated position of Assistant Secretary of the Company. No executive officer of the Company served as a member of (i) the compensation committee of another entity in which one of the executive officers of such entity served on the Company's Compensation Committee, (ii) the Board of Directors of another entity in which one of the executive officers of such entity served on the Company's Compensation Committee, or (iii) the compensation committee of another entity in which one of the executive officers of such entity served as a member of the Company's Board of Directors, during the year ended December 31, 1997.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SHARE OWNERSHIP OF MANAGEMENT

     The following table sets forth certain information as of March 30, 1998 with respect to the shares of Common Stock beneficially owned by: (i) each director; (ii) the Named Executive Officers; and (iii) all current executive officers (regardless of salary and bonus level) and directors as a group. Unless otherwise indicated, the shareholders listed in the table below have sole voting and investment powers with respect to the shares indicated.

                                                        NUMBER OF
                                                      COMMON SHARES   PERCENTAGE OF
                                                      BENEFICIALLY     OUTSTANDING
              NAME OF BENEFICIAL OWNER                    OWNED        SHARES(10)
              ------------------------                -------------   -------------
Marlin F. Torguson..................................  7,924,500(1)        22.2%
James E. Ernst......................................    366,000(2)         1.0%
Roger H. Frommelt...................................     37,624(3)        *
E. Thomas Welch.....................................     94,000(4)        *
Jay S. Osman........................................     97,250(5)        *
Robert A. Callaway..................................     53,750(6)        *
Kenneth N. Schultz..................................     22,500(7)        *
Juris Basens........................................     22,500(8)        *
David L. Paltzik....................................     24,500(9)        *
All current executive officers and directors as a
  group (7 persons).................................  8,595,624(10)()     23.7%

-------------------------
  *  Less than one percent.

 (1) Includes 15,000 shares that Mr. Torguson has the right to acquire upon exercise of outstanding stock options.

 (2) Includes 251,000 shares that Mr. Ernst has the right to acquire upon exercise of outstanding stock options.

 (3) Includes 15,000 shares that Mr. Frommelt has the right to acquire upon exercise of outstanding stock options.

 (4) Includes 90,000 shares that Mr. Welch has the right to acquire upon exercise of outstanding stock options and 4,000 shares held beneficially by Mr. Welch under a 401(k) Plan.

 (5) Includes 37,500 shares that Mr. Osman has the right to acquire upon exercise of outstanding stock options, and 5,000 shares to which Mr. Osman is entitled as the result of a stock grant, but which have not yet been issued.

 (6) Includes 45,500 shares that Mr. Callaway has the right to acquire upon exercise of outstanding stock options, and 5,000 shares to which Mr. Callaway is entitled as the result of a stock grant, but which have not yet been issued.

 (7) Includes 18,750 shares that Mr. Schultz has the right to acquire upon exercise of outstanding stock options.

 (8) Includes 18,750 shares that Mr. Basens has the right to acquire upon exercise of outstanding stock options.

 (9) Includes 18,750 shares that Mr. Paltzik has the right to acquire upon exercise of outstanding stock options.

(10) The percentage of outstanding shares of Common Stock as shown in the table above is calculated based upon 35,722,124 shares outstanding as of the close of business on March 30, 1998 and assumes that in each case the person only, or the group only, currently exercised his or its rights to acquire all shares under outstanding stock options which have vested or will vest on or before May 29, 1998, except as otherwise stated.

SHARE OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

     The following table sets forth certain information as of the record date with respect to the shares of Common Stock beneficially owned by all persons known by the Company to be the owner of more than five percent of the Company's outstanding Common Stock.

                                                        NUMBER OF
                                                      COMMON SHARES   PERCENTAGE OF
                                                      BENEFICIALLY     OUTSTANDING
        NAME AND ADDRESS OF BENEFICIAL OWNER              OWNED         SHARES(2)
        ------------------------------------          -------------   -------------
Marlin F. Torguson..................................    7,924,500(1)      22.2%
  1073 Hillsboro Mile
  Kingsley Arms 4 South
  Hillsboro Beach, FL 33062
Grand Casinos, Inc. ................................    2,125,000          5.9%
  130 Cheshire Lane
  Minnetonka, Minnesota 55305

-------------------------
(1) Includes 15,000 shares that Mr. Torguson has the right to acquire upon exercise of outstanding stock options.

(2) The percentage of outstanding shares of Common Stock as shown in the table above is calculated based upon 35,722,124 shares outstanding as of the close of business on March 30, 1998.

     Marlin F. Torguson has pledged approximately 5,500,000 of his shares of Common Stock to secure two loans aggregating approximately $4,500,000. A default in the payment of those loans could result in the sale of the shares held as security, and thus a change in control of the Company.

     On February 19, 1998, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Hollywood Park, Inc. ("Hollywood") and HP Acquisition II, Inc. ("HP"), a wholly owned subsidiary of Hollywood. Under the Merger Agreement, the Company has agreed, subject to approval of the Company's shareholders, to merge (the "Merger") with HP. Upon such Merger, the Company will become the wholly owned subsidiary of Hollywood, and the shareholders of the Company will be entitled to receive $2.27 for each share of the Company's common stock held. In addition to approval by the shareholders of the Company, the Merger is subject to satisfaction of other conditions including the approval of Mississippi Gaming Commission, the Nevada Gaming Commission and the Louisiana Gaming Control Board. The Company expects to submit the Merger for approval by the shareholders of the Company at a special meeting to be called for that purpose in 1998.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

INDEBTEDNESS OF CHIEF EXECUTIVE OFFICER

     In December 20, 1995, the Company loaned James E. Ernst, the Company's President and Chief Executive Officer and a member of the Company's Board of Directors, $500,000 pursuant to the terms of an employment agreement entered into between Mr. Ernst and the Company. Each day during the initial two-year term of Mr. Ernst's employment, approximately $684 of the loan plus interest at the rate of 10% per annum was forgiven. The loan to Mr. Ernst was reported in the Company's 1995 financial statements as a compensation expense of $500,000 and a corresponding receivable of $500,000. As of December 20, 1997, the entire balance of the indebtedness was forgiven. See "EXECUTIVE COMPENSATION -- Employment, Termination and Change in Control Arrangements."

LEGAL SERVICES

     The law firm of Frommelt & Eide, Ltd. rendered legal services to the Company during the year ended December 31, 1997. Roger H. Frommelt, a shareholder and a director of the Company, is the President and a principal shareholder of Frommelt & Eide, Ltd. The total cost of such legal services incurred by the Company during 1997 was $88,981. It is anticipated that Mr. Frommelt's law firm will provide legal services to the Company in the future.

EMPLOYMENT CONTRACTS WITH EXECUTIVE OFFICERS

     Marlin F. Torguson, James E. Ernst, Robert A. Callaway, Jay S. Osman and Kenneth N. Schultz, who are executive officers of the Company, have each entered into employment agreements with the Company. See "EXECUTIVE COMPENSATION -- Employment, Termination and Change-in-Control Arrangements."

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated April 27, 1998                      CASINO MAGIC CORP.

                                          By:      /s/ JAMES E. ERNST

                                            ------------------------------------
                                                      James E. Ernst,
                                               President and Chief Executive
                                                           Officer