Form 10-Q
period 1998-03-31
CASINO MAGIC CORP
filed 1998-05-15
CIK 891105

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-Q

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 1997
    [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
For  the  transition  period  from                    -      to              -
                              ----                    ---------              -
                        Commission file number 0-20712
                              CASINO MAGIC CORP.
                              ------------------
            (Exact name of registrant as specified in its charter)
                  MINNESOTA                       64-0817483
                  ---------                       ----------
            (State or other jurisdiction of         (I.R.S. Employer
           incorporation or organization)        Identification No.)
               711 CASINO MAGIC DRIVE, BAY ST. LOUIS, MS   39520
               -------------------------------------------------
              (Address of principal executive offices) (Zip Code)
                                (228) 467-9257
                                --------------
             (Registrant's telephone  number, including area code)
                                NOT APPLICABLE
                                --------------
   (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such  filing  requirements  for  the  past  90  days.  Yes      X  No
                                                       ----------  --
Indicate the number of shares outstanding of the issuer's classes of common stock, as of the latest practicable date. 35,722,124 shares common stock outstanding as of May 12, 1998.

                      CASINO MAGIC CORP. AND SUBSIDIARIES

                                     INDEX

PART  I          FINANCIAL  INFORMATION          PAGE  NO.
Item  1.          Financial  Statements.
     Condensed  Consolidated  Statements  of  Operations  -
     For  the  three  months  ended  March  31,  1998  and  1997          1
     Condensed  Consolidated Balance Sheets -
     March 31, 1998 and December 31, 1997          2
     Condensed  Consolidated  Statements  of  Cash  Flows  -
     For  the  three  months  ended  March  31,  1998  and  1997          3
     Notes  to  Condensed  Consolidated  Financial  Statements          4
Item  2.          Management's  Discussion and Analysis of Financial Condition
     and  Results  of  Operations          5
PART  II          OTHER  INFORMATION
Item  1.          Legal  Proceedings          8
Item  2.          Changes  in  Securities          8
Item  3.          Default  Upon  Senior  Securities          8
Item  4.          Submission  of  Matters  to a Vote of Security Holders     8
Item  5.          Other  Information          8
Item  6.          Exhibits  and  Reports  on  Form  8-K          8
     SIGNATURES          10


                         PART I - FINANCIAL INFORMATION
                      CASINO MAGIC CORP. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                 THREE  MONTHS  ENDED  MARCH  31,
                                                          1998          1997
                                                      -----------  ------------
REVENUES:
   Casino. . . . . . . . . . . . . . . . . . . . . .  $68,172,040  $61,673,683
   Food, beverage and rooms. . . . . . . . . . . . .    2,412,843    2,507,043
   Royalty and management fees . . . . . . . . . . .      369,039      547,431
   Other Operating revenues. . . . . . . . . . . . .    1,231,979    1,052,721
                                                      -----------  ------------
                                                       72,185,901   65,780,878
                                                      -----------  ------------
COSTS AND EXPENSES:
   Casino. . . . . . . . . . . . . . . . . . . . . .   32,153,839   26,535,455
   Food and beverage . . . . . . . . . . . . . . . .    2,643,148    4,889,882
   Rooms . . . . . . . . . . . . . . . . . . . . . .      151,544      426,247
   Other operating costs and expenses. . . . . . . .    1,008,678    1,173,317
   Advertising and marketing . . . . . . . . . . . .    8,751,330   13,154,697
   General and administrative. . . . . . . . . . . .    6,657,455    7,317,546
   Property operation, maintenance and
     energy cost . . . . . . . . . . . . . . . . . .    2,702,809    3,010,008
   Rents, property taxes and insurance . . . . . . .    2,089,354    1,954,642
   Development expenses. . . . . . . . . . . . . . .       78,241      282,289
   Depreciation and amortization . . . . . . . . . .    4,994,990    5,039,654
                                                      -----------  ------------
                                                       61,231,388   63,783,737
INCOME FROM OPERATIONS . . . . . . . . . . . . . . .   10,954,513    1,997,141

OTHER (INCOME) EXPENSE:
   Interest expense, net . . . . . . . . . . . . . .    7,495,208    7,505,465
   Other . . . . . . . . . . . . . . . . . . . . . .      562,057       98,387
                                                      -----------  ------------
                                                        8,057,265    7,603,852
                                                      -----------  ------------
INCOME (LOSS) BEFORE INCOME TAXES AND
       MINORITY INTEREST IN INCOME FROM SUBSIDIARY:.    2,897,248   (5,606,711)

INCOME TAX BENEFIT . . . . . . . . . . . . . . . . .            -   (1,935,000)
MINORITY INTEREST. . . . . . . . . . . . . . . . . .      418,820            -
                                                      -----------  ------------
NET INCOME (LOSS). . . . . . . . . . . . . . . . . .  $ 2,478,428  $(3,671,711)
                                                      ===========  ============

NET INCOME (LOSS) PER COMMON SHARE
     BASIC . . . . . . . . . . . . . . . . . . . . .  $      0.07  $     (0.10)
                                                      ===========  ============
     DILUTED . . . . . . . . . . . . . . . . . . . .  $      0.07  $     (0.10)
                                                      ===========  ============

AVERAGE SHARES AND EQUIVALENTS OUTSTANDING:
     BASIC . . . . . . . . . . . . . . . . . . . . .   35,722,124   35,637,083
                                                      ===========  ============
     DILUTED . . . . . . . . . . . . . . . . . . . .   35,822,997   35,637,083
                                                      ===========  ============

SEE  NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS.


                              CASINO MAGIC CORP. AND SUBSIDIARIES
                             CONDENSED CONSOLIDATED BALANCE SHEETS
                                            ASSETS
                                          (Unaudited)

                                                                MARCH 31,      DECEMBER 31,
                                                                      1998         1997 (*)
                                                                  -------------  -------------
CURRENT ASSETS:
   Cash and cash equivalents . . . . . . . . . . . . . . . . . .  $ 22,064,678   $ 20,986,510
   Other current assets including restricted marketable
     securities of $10,435,816 and $10,629,405 respectively. . .    18,377,824     18,754,277
                                                                  -------------  -------------
       Total current assets. . . . . . . . . . . . . . . . . . .    40,442,502     39,740,787
                                                                  -------------  -------------

       Property and equipment, net . . . . . . . . . . . . . . .   269,754,860    263,993,452
                                                                  -------------  -------------

       Other long-term assets. . . . . . . . . . . . . . . . . .    67,076,031     68,970,578
                                                                  -------------  -------------
                                                                  $377,273,393   $372,704,817
                                                                  =============  =============

LIABILITIES AND SHAREHOLDERS' EQUITY

   Current liabilities . . . . . . . . . . . . . . . . . . . . .  $ 49,288,007   $ 51,031,097
                                                                  -------------  -------------

    Other long-term liabilities and minority interest. . . . . .     8,649,362      8,748,212
                                                                  -------------  -------------

    Long-term debt, net of current maturities. . . . . . . . . .   257,346,153    253,471,219
                                                                  -------------  -------------


SHAREHOLDERS' EQUITY:
   Common stock, $0.01 par, 50,000,000 shares authorized,
     35,722,124 issued and outstanding at March 31, 1998
     and outstanding at December 31, 1997. . . . . . . . . . . .       357,221        357,221
    Undesignated stock, 2,500,000 shares authorized, none issued             -              -
   Additional paid-in capital. . . . . . . . . . . . . . . . . .    67,122,856     67,122,852
   Retained deficit. . . . . . . . . . . . . . . . . . . . . . .    (5,283,848)    (7,762,270)
   Less unearned compensation. . . . . . . . . . . . . . . . . .      (206,358)      (263,514)
                                                                  -------------  -------------
       Total shareholders' equity. . . . . . . . . . . . . . . .    61,989,871     59,454,289
                                                                  -------------  -------------

                                                                  $377,273,393   $372,704,817
                                                                  =============  =============

*DERIVED  FROM  AUDITED  FINANCIAL  STATEMENTS
SEE  NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS.


                                CASINO MAGIC CORP. AND SUBSIDIARIES
                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   THREE  MONTHS  ENDED  MARCH  31,
                                                                   ---------------------------------
                                                                            1997          1996
                                                                        ------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income (loss) . . . . . . . . . . . . . . . . . . . . . . . . .  $ 2,478,428   $ (3,671,711)
  Adjustments for non-cash charges . . . . . . . . . . . . . . . . . .    5,671,232      7,984,066
  Changes in assets and liabilities. . . . . . . . . . . . . . . . . .   (3,306,287)    (6,923,953)
                                                                        ------------  -------------

Net cash used in operating activities. . . . . . . . . . . . . . . . .    4,843,373     (2,611,598)
                                                                        ------------  -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Acquisitions of property and equipment . . . . . . . . . . . . .   (6,742,963)   (15,537,976)
      Other, net . . . . . . . . . . . . . . . . . . . . . . . . . . .      702,023      2,816,685
                                                                        ------------  -------------

          Net cash provided by (used in)  investing activities . . . .   (6,040,940)   (12,721,291)
                                                                        ------------  -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of notes payable and
         long-term debt. . . . . . . . . . . . . . . . . . . . . . . .   (1,457,535)    (5,259,870)
     Net procees from issuance of long-term debt . . . . . . . . . . .    3,733,270      6,350,000
     Other, net. . . . . . . . . . . . . . . . . . . . . . . . . . . .            -       (117,668)
                                                                        ------------  -------------

          Net cash provided by (used in) financing activities. . . . .    2,275,735        972,462
                                                                        ------------  -------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS . . . . . . . . .    1,078,168    (14,360,427)
                                                                        ------------  -------------

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD . . . . . . . . . . . .   20,986,510     34,546,166
                                                                        ------------  -------------

CASH AND CASH EQUIVALENTS, END OF PERIOD . . . . . . . . . . . . . . .  $22,064,678   $ 20,185,739
                                                                        ============  =============

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid during the period for:
    Interest (net of amount capitalized) . . . . . . . . . . . . . . .    8,007,497      7,032,156
    Income taxes (net of refunds). . . . . . . . . . . . . . . . . . .            -              -

Supplemental schedule of non-cash investing and financing activities:

Property and equipment and other asset acquisitions included in
  accounts and construction payable and accrued expenses . . . . . . .    3,372,006      3,959,982






SEE  NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS.

                      CASINO MAGIC CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  (Information with respect to the Three Months Ended  March 31, 1998 and 1997 is Unaudited)
1.          Summary  of  significant  accounting  policies:
Organization  and  basis  of  presentation:
Casino Magic Corp. and Subsidiaries is an international gaming company with operations in Bay Saint Louis, Mississippi ("Casino Magic-BSL"), Biloxi, Mississippi ("Casino Magic-Biloxi"), Bossier City, Louisiana ("Casino Magic-Bossier City"), and the Argentina Province of Neuqu n in the cities of Neuqu n City and San Mart n de los Andes ("Casino Magic-Neuquen").
Unless the context requires otherwise, reference in this report to the "Company" means Casino Magic Corp. and its relevant subsidiaries, and reference to "Casino Magic" means Casino Magic Corp.
The consolidated financial statements include the accounts of Casino Magic Corp. and its wholly-owned and majority-owned subsidiaries.
All significant intercompany accounts and transactions have been eliminated. The accompanying unaudited consolidated financial statements contain all adjustments which are, in the opinion of management, necessary for a fair statement of the results of the interim periods. The results of operations for the interim periods are not indicative of results of operations for an entire year. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.
Certain reclassifications have been made to 1997 amounts to conform with the March 31, 1998 presentation.

2.          Accounting  for  Start-Up  Costs:
During April 1998, the Accounting Standards Executive Committee of the AICPA issued Statement of Position 98-5 ("SOP"), "Reporting on the Costs of Start-Up Activities." The SOP requires costs of start-up activities and organization costs to be expensed as incurred. The SOP is effective for financial statements for fiscal years beginning after December 15, 1998. The company did not adopt the SOP in the first quarter of 1998.

                      CASINO MAGIC CORP. AND SUBSIDIARIES
   Management's Discussion and Analysis of Financial Condition and Results of
                                  Operations
RESULTS  OF  OPERATIONS
The discussions regarding proposed Company developments and operations included in "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" contain forward looking statements that involve a number of risks and uncertainties. These proposed developments and operations include: (i) completion of a hotel in 1998, at Casino Magic-Bossier City and
(ii) the Company's ability to fund planned developments and debt service obligations over the next twelve months with currently available cash and marketable securities, and with cash flow from operations. In addition to the risks and uncertainties discussed below, other factors that could cause actual results to differ materially are detailed from time to time in the Company's reports filed with the Securities and Exchange Commission, including without limitation in Note 1 of Notes to the Consolidated Financial Statements filed with the Annual Report on Form 10-K for Casino Magic Corp. for the year ended December 31, 1997.
The following table sets forth for the periods indicated certain operating information for the Company on a consolidated basis and for its existing properties. The principal operating entities are Mardi Gras Casino Corp. ("Casino Magic-BSL") and Biloxi Casino Corp. ("Casino Magic-Biloxi") both dockside casinos operating on the Gulf Coast of Mississippi (together referred to collectively as the "Casino Magic-Gulf Coast"), Casino Magic of Louisiana, Corp. ("Casino Magic-Bossier City") and Casino Magic-Neuquen SA, which operates gaming facilities at two casino sites in Neuquen and San Martin de los Andes, Argentina.


                                 (in thousands)    Quarter ended March 31,
Revenues: . . . . . . . . . . .            1998                       1997
                                 ---------------  -------------------------
Casino Magic-BSL (1). . . . . .  $       23,219   $                 22,066
Casino Magic-Biloxi (2) . . . .          16,250                     16,092
Casino Magic Bossier City (3) .          27,928                     23,206
Casino Magic-Neuquen. . . . . .           4,784                      4,415
Corporate and Other . . . . . .               5                         --
                                 ---------------  -------------------------
Total revenues. . . . . . . . .          72,186                     65,779

Costs and expenses:
Casino Magic-BSL. . . . . . . .          18,378                     18,248
Casino Magic-Biloxi . . . . . .          15,335                     14,711
Casino Magic Bossier City . . .          22,735                     25,305
Casino Magic-Neuquen. . . . . .           3,313                      3,083
Corporate and Other . . . . . .           1,470                      2,435
                                 ---------------  -------------------------
Total costs and expenses. . . .          61,231                     63,782

Income (loss) from operations:
Casino Magic-BSL. . . . . . . .           4,841                      3,818
Casino Magic-Biloxi . . . . . .             915                      1,381
Casino Magic Bossier City . . .           5,193                     (2,099)
Casino Magic-Neuquen. . . . . .           1,471                      1,332
Corporate and Other . . . . . .          (1,465)                    (2,435)
                                 ---------------  -------------------------
Total income from operations. .  $       10,955   $                  1,997
                                 ===============  =========================

(1) Began operations September 30, 1992; expanded casino capacity December 31, 1992.
(2) Began operations June 5, 1993; expanded casino capacity December 16, 1993.
(3) Began operations October 4, 1996; opened permanent facility on December 31, 1996.

                      CASINO MAGIC CORP. AND SUBSIDIARIES
   Management's Discussion and Analysis of Financial Condition and Results of
                            Operations (continued)
Three  months  ended  March  31, 1998 compared to three months ended March 31,
1997.
Consolidated revenues increased $6.4 million, or 9.7%, to $72.2 in the first quarter of 1998, compared to $65.8 million in the first quarter of 1997. The increase in consolidated revenues is attributable to increased revenues at all five casinos operated by the Company. The largest individual increase of $4.7 million, between the comparable periods, occurred at Casino Magic-Bossier City. The increase at Casino Magic-Bossier City is attributable to improved marketing efforts and an overall increase in the Bossier City/Shreveport, Louisiana gaming market of $18.5 million, to $150.7 million or 14%, between the comparable periods. In addition, Casino Magic-Bossier City's market share for the first quarter of 1998 was 18.5% compared to 17% in the first quarter of 1997. The increased revenues at the Company's other domestic locations are due to improved amenities or increased hold percentages between 1998 and 1997. At the Company's operations in Argentina, slot machine revenues continue to improve due to an increase in the number of slot machines and continued
popularity  of  slot  machines  and  American  style  gaming.      Management
anticipates that after the opening of the 378 room hotel at Casino Magic-Biloxi, revenues at Casino Magic-Biloxi, both gaming and non-gaming,
will  increase.    The  hotel  opened  May  1,  1998.
Operating costs and expenses decreased $2.6 million, or 4.0%, to $61.2 million in the first quarter of 1998 as compared to $63.8 million in the first quarter of 1997. Casino expenses increased by $5.6 million, or 21.1%, due to increases in gaming taxes related to increased gaming revenues, increased personnel costs related to the increased gaming volume and an increase in slot point redemption values. Food and beverage costs declined $2.3 million or 45.9%, to $2.6 million in the first quarter of 1998 due to a reduction in the use of complimentaries as a promotional tool. Approximately half of this reduction occurred at Casino Magic-Bossier City. Advertising and marketing costs declined $4.4 million, or 33.5%, to $8.8 million in the first quarter of 1998, compared to $13.2 million in the first quarter of 1997. During the first quarter of 1997 at Casino Magic-Bossier City the Company attempted to increase market share and revenue with expensive promotions which were significantly less successful than anticipated. In May 1997 the promotional programs at Casino Magic-Bossier City were significantly reduced. Corporate expenses declined by $0.9 million in the first quarter of 1998, as compared to the first quarter of 1997. The decline is the result of a reduction in corporate officer's salaries and development efforts.
Other (income) expense (non-operating income and expenses) increased to a net expense of $8.1 million in the first quarter 1998 as compared to $7.6 million in the first quarter of 1997. This increase in net expense is due $0.5 million in expenses related to the proposed merger between Casino Magic Corp and Hollywood Park, Inc. There were no expenses in the first quarter of 1997 relating to merger costs.
There was no income tax expense recorded in the first quarter of 1998 due to the use of net operating loss carryforwards and related reductions in allowances against deferred tax assets.
Liquidity  and  Capital  Resources
At March 31, 1998, the Company had unrestricted cash of $22.0 million compared to unrestricted cash of $21.0 million at December 31, 1997. In addition, the Company had $10.4 million and $10.7 million in cash and marketable securities at March 31, 1998 and December 31, 1997, respectively, which is restricted as to its use under the indenture relating to $115,000,000 of First Mortgage Notes issued by Jefferson Casino Corp. The restricted cash and securities held as of March 31, 1998 were received from the sale of the Crescent City Riverboat for $11.7 million. For the quarter ended March 31, 1998, the Company expended $4.8 million of cash flow from operating activities and received $3.7 million of proceeds from the incurrence of long term debt. The Company spent $6.7 million for the acquisitions of property, equipment and other long-term assets, and reduced long term debt by $1.5 million, for a net increase of $2.2 million.
The Company expended approximately $6.2 million for capital improvements at its Gulf Coast properties and $5.0 million for capital improvements at Casino
Magic-Bossier  City  during  the  first  quarter  of  1998.    The  Company

                      CASINO MAGIC CORP. AND SUBSIDIARIES
   Management's Discussion and Analysis of Financial Condition and Results of
                            Operations (continued)
plans additional capital improvements in 1998 at its Gulf Coast properties and at Casino Magic-Bossier City, much of which is subject to the cash flows of the Company or the availability of financing. There are no assurances that adequate funding will be available for these planned investments.
At Casino Magic-Bossier City , the Company plans to expand the land based pavilion and construct a 188-room convention hotel, including restaurants, and a swimming pool. The construction of the hotel is expected to be funded primarily by $10.4 million of restricted cash obtained as a result of the sale of the Crescent City Riverboat, current unrestricted cash on hand, future operating cash flow of Casino Magic-Bossier City and lease financing for furniture, fixtures and equipment. No assurances can be given that the cash on hand and the cash flow from the operations of Casino Magic-Bossier City will be sufficient to complete such hotel and related facilities or that these improvements will ever be developed.
The Company has completed a hotel tower at Casino Magic-Biloxi above the eight-story parking garage adjacent to the casino. The hotel consists of 378 rooms, including 86 suites, and includes a health spa, beauty salon, swimming pool and conference space. The hotel opened on May 1, 1998, with only 16 suites not available for use. These rooms should be available by the end of May 1998. The hotel construction costs have been funded out of the cash flow of Casino Magic-BSL and Casino Magic-Biloxi, and the $7.0 million in proceeds from the sale of a 49% ownership interest in Casino Magic-Neuquen. The Company has also obtained debt financing of the furniture, fixtures and equipment for the Casino Magic-Biloxi hotel in the amount of $6.5 million. Under the terms of the Indenture associated with the $135,000,000 First Mortgage Notes, Casino Magic Corp., Mardi Gras Casino Corp., Biloxi Casino Corp. and Casino Magic Finance Corp. have certain restrictions relative to additional borrowings and guarantees. Jefferson Casino Corp and Casino Magic of Louisiana, Corp. have certain restrictions relative to additional borrowings and cash flow under the terms of the Louisiana Indenture associated with the $115,000,000 First Mortgage Notes.
The Company's operations in Argentina subjects it to certain risks including foreign currency exchange, repatriation of earnings and profits, and adverse foreign tax treatment. In addition, the Company will incur the general business risk associated with operating in a foreign county where culture and business practices may vary significantly from that in the United States. Such risks could have a material impact on the operating results and liquidity of the Company.
The Company will have a significant need for cash in 1998 and beyond in order to continue its planned development of its existing properties. The Company believes that cash and restricted marketable securities at March 31, 1998, and cash flows from operations will be sufficient to service its operating and debt service requirements, through at least the next twelve months, including planned improvements at Casino Magic-Biloxi and the commencement of the construction of the Casino Magic-Bossier City hotel, but are not anticipated to be sufficient to engage in any other development activities.

                      CASINO MAGIC CORP. AND SUBSIDIARIES

PART  II  -  OTHER  INFORMATION
Item  1.          Legal  Proceedings
Reference is made to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 on file with the Securities and Exchange Commission. During the quarter ended March 31, 1998, the Company was not a party to any newly instituted legal proceedings and there have been no material developments during such period to existing legal proceedings.
Item  2.          Changes  in  Securities
     None.
Item  3.          Default  Upon  Senior  Securities
     None.
Item  4.          Submission  of  Matters  to  a  Vote  of  Security  Holders
     None.
Item  5.          Other  Information
On February 19, 1998, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Hollywood Park, Inc. ("Hollywood"), a Delaware corporation and HP Acquisition II, Inc. ("HP"), a Minnesota corporation and the wholly owned subsidiary of Hollywood. Under the Merger Agreement, the Company has agreed, subject to approval of the Company's shareholders, to merge "(the "Merger") with HP. Upon such Merger, the Company shall be the surviving entity and will become the wholly owned subsidiary of Hollywood. The separate existence of HP will then cease. Upon the Merger, the shareholders of the Company will be entitled to receive $2.27 for each share of the Company's common stock held. All shareholders of the Company will be entitled to dissent from the Merger in accordance with the provisions of Minnesota law. The Merger is subject to the approval of the Company's shareholders prior to October 31, 1998, and to the approval of the Mississippi Gaming Commission, the Nevada Gaming Commission, and the Louisiana Gaming Control Board. The Merger is also contingent upon other matters, including a requirement that neither the Company nor Hollywood has materially breached any warranty, representation or covenant contained in the Merger prior to the time of the Merger. If the Merger Agreement is terminated for certain reasons, including a voluntary termination by the Company should the Board of Directors of the Company determine to accept a proposal of another party to merge with or acquire the Company on terms which it believes to be superior to those contained in the Merger Agreement, the Company will be required to pay Hollywood $3,500,000.
The Proposed Merger was reported in, and the Merger Agreement was provided as an exhibit to, the Company's Form 8K filed on March 4, 1998.


Item  6.          Exhibits  and  Reports  on  Form  8-K
(a)          Exhibits
10.1 Change in Control Severance Plan for Officers of Casino Magic, amending and superceding the Change in Control Severance Plan filed as exhibit
10.113 to the Registrants Annual Report on Form 10k for the year ended December 31, 1997.
     10.2          1998  Executive  Officer  Bonus  Plan
10.3 Executive Officer Salary/Bonus Agreement dated March 1, 1998, between the Registrant and James E. Ernst.
10.4 Executive Officer Salary/Bonus Agreement dated March 1, 1998, between the Registrant and Marlin F. Torguson.

                      CASINO MAGIC CORP. AND SUBSIDIARIES


10.5 Executive Officer Salary/Bonus Agreement dated April 15, 1998, between the Registrant and Jay S. Osman
10.6 Executive Officer Salary/Bonus Agreement dated April 29, 1998, between the Registrant and Robert A. Callaway
10.7 Executive Officer Salary/Bonus Agreement dated April 29, 1998, between the Registrant and Kenneth N. Schultz

     27  Financial  data  schedule  (filed  electronically  only)

     (b)  Reports  on  Form  8-K:
     None.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


     CASINO  MAGIC  CORP.
Date:    May  14,  1998          /s/  James  E.  Ernst
                                 ---------------------
     James  E.  Ernst,  President  and  Chief  Executive  Officer



Date:    May  14,  1998          /s/  Jay  S.  Osman
                                -------------------
     Jay S. Osman, Chief Financial Officer and Treasurer (principal financial and accounting officer)